Form 10-Q
period 1996-03-31
RELIANCE BANCORP INC
filed 1996-05-15
CIK 915765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


               FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 1996
                                               ----------------

                    Commission File Number:       0-23126
                                                 ---------

                             RELIANCE BANCORP, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   11-3187176
      --------------------------------                ------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

      585 Stewart Avenue, Garden City, New York            11530
      -----------------------------------------         ----------
      (Address of principal executive offices)          (Zip Code)


      Registrant's telephone number, including area code  (516) 222-9300
                                                         ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [ x ] No [ ]

As of May 9, 1996 there were 9,225,739 shares of common stock, $.01 par value, outstanding.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.     FINANCIAL STATEMENTS - UNAUDITED
            --------------------------------

            Consolidated Statements of Condition at March 31, 1996 and June 30, 1995 (Unaudited)

            Consolidated Statements of Income for the Three Months and Nine Months Ended March 31, 1996 and 1995 (Unaudited)

            Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1996 and 1995 (Unaudited)

            Notes to Unaudited Consolidated Financial Statements



                                          RELIANCE BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CONDITION
                                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      MARCH 31,        June 30,
                                                                        1996             1995
                       ASSETS                                        ---------         -------
                       ------
Cash and due from banks...............................              $   26,219        $ 14,237
Money market investments..............................                  11,600           2,700
Debt securities available-for-sale....................                  13,307          23,880
Debt and equity securities held-to-maturity
     (with estimated market values of $34,241
      and $23,883, respectively)......................                  34,308          23,890
Mortgage-backed securities held-to-maturity
     (with estimated market values of $178,141
      and $415,820, respectively).....................                 176,207         413,762
Mortgage-backed securities available-for-sale.........                 577,513         104,453
Loans receivable:
     Mortgage loans...................................                 678,338         224,015
     Consumer and other loans.........................                 132,838         109,361
       Less allowance for loan losses.................                   4,371           1,729
                                                                       -------         -------
             Loans receivable, net....................                 806,805         331,647

Accrued interest receivable, net......................                  11,095           6,668
Office properties and equipment, net..................                  13,865           4,765
Prepaid expenses and other assets.....................                  16,929           3,443
Purchased mortgage servicing rights...................                   4,008              --
Excess of cost over fair value of net assets
  acquired............................................                  50,285              --
Real estate owned, net................................                   2,224           1,991
                                                                       -------          ------
             Total assets.............................              $1,744,365        $931,436
                                                                     =========         =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Deposits..............................................              $1,345,182        $670,317
FHLB advances.........................................                   3,000          40,000
Securities sold under agreements to repurchase........                 219,231          57,035
Advance payments by borrowers for taxes and
 insurance............................................                  15,506           3,468
Accrued expenses and other liabilities................                   6,880           6,883
                                                                      --------          ------
             Total liabilities........................               1,589,799         777,703
                                                                     ---------         -------
Commitments

Stockholders' Equity:
- - ---------------------
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued.............................                      --              --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued;
   9,225,739 and 9,389,515 outstanding,
    respectively......................................                     108             108
Additional paid-in capital............................                 103,930         103,655
Retained earnings, substantially restricted...........                  81,339          76,167
Unrealized appreciation (depreciation) on
   securities available for sale, net of taxes........                  (2,671)            839
Less:
Unallocated common stock held by ESOP.................                  (6,417)         (7,038)
Unearned common stock held by RRP.....................                  (2,598)         (3,214)
Treasury stock, at cost (1,525,081 shares
     and 1,361,305, respectively).....................                 (19,125)        (16,784)
                                                                       -------         -------
     Total stockholders' equity.......................                 154,566         153,733
                                                                       -------         -------
            Total liabilities and stockholders'
             equity...................................              $1,744,365        $931,436
                                                                     =========         =======



                                RELIANCE BANCORP, INC. and SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)

                                             Three Months Ended       Nine Months Ended
                                                  March 31,                 March 31,
                                            --------------------     -------------------
                                               1996       1995          1996       1995
                                            --------    --------     ---------  --------
                                                           (In thousands)
Interest income:
   First mortgage loans................     $12,753    $ 4,463       $ 25,079   $ 13,075
   Consumer and other loans............       2,896      2,450          8,112      6,990
   Mortgage-backed securities..........      11,876      8,043         32,862     20,698
   Money market investments............         321        292            772        565
   Investment securities...............       1,310        934          2,419      2,925
                                             ------     ------         ------     ------
      Total interest income............      29,156     16,182         69,244     44,253
                                             ------     ------         ------     ------
Interest expense:
   Deposits............................      12,725      5,765         29,582     15,363
   Borrowed funds......................       2,876      2,092          7,078      4,425
                                             ------      -----         ------      -----
      Total interest expense...........      15,601      7,857         36,660     19,788
                                            -------      -----         ------     ------
      Net interest income before
       provision for loan losses.......      13,555      8,325         32,584     24,465
   Provision for loan losses...........         425        100            625        300
                                             ------     ------         ------       ----
      Net interest income after
       provision for loan losses.......      13,130      8,225         31,959     24,165
                                             ------     ------         ------     ------
Non-interest income:
   Loan fees and service charges.......         281         68            490        209
   Other operating income..............         448        208            942        619
   Net gain on securities..............         676         --            678        147
                                             ------     ------         ------      -----
      Total non-interest income........       1,405        276          2,110        975
                                             ------     ------         ------      -----

Non-interest expense:
   Compensation and benefits...........       3,783      2,353          9,362      7,117
   Occupancy and equipment.............       1,428        603          3,129      1,821
   Federal deposit insurance premiums..         730        349          1,628      1,027
   Advertising.........................         287        245            795        876
   Other operating expense.............       1,058        913          2,859      2,248
                                             ------      -----         ------      -----
      Total general and administrative
       expenses........................       7,286      4,463         17,773     13,089
   Real estate operations, net.........         366       (556)           430       (414)
   Amortization of excess of cost
    over fair value of net assets
     acquired..........................         856         --          1,072         --
                                             ------      -----         ------     ------
      Total non-interest expense.......       8,508      3,907         19,275     12,675
                                             ------      -----         ------     ------
Income before income taxes ............       6,027      4,594         14,794     12,465
Income tax expense ....................       2,904      1,871          6,671      5,178
                                             ------      -----         ------     ------
Net income ............................     $ 3,123    $ 2,723       $  8,123   $  7,287
                                              =====      =====         ======     ======
Net income per common share ...........     $  0.35    $  0.29       $   0.91   $   0.77
                                               ====      =====          =====      =====




                        RELIANCE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                                                    Nine Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                   1996          1995
                                                                  ------        ------
                                                                       (Unaudited)
Cash flows from operating activities:
 Net income.............................................        $  8,123     $  7,287
 Adjustments  to  reconcile  net  income  to  net
  cash  provided  by  operating activities:
 Provision for loan losses..............................             625          300
 Provision for losses on real estate owned..............             325           60
 (Accretion of discounts) amortization of
  premiums, net.........................................            (383)      (1,024)
 Amortization relating to allocation and earned
  portion of stock plans................................           1,512        1,428
 Amortization of excess of cost over fair value of
  net assets acquired...................................           1,072           --
 Amortization of purchased mortgage servicing rights....             137           --
 Depreciation and amortization..........................             675          341
 Net gain on securities.................................            (678)        (147)
 Net gain on loans sold.................................             (19)          (1)
 Net gain on sale of real estate owned..................             (22)        (657)
 Decrease (increase)  in accrued interest receivable....             955       (1,873)
 Decrease (increase) in prepaid expense and
  other assets..........................................             332         (421)
 (Decrease) increase in accrued expenses and
  other liabilities.....................................          (7,856)       3,935
                                                                  -------      ------
     Net cash provided by operating activities..........           4,798        9,228
                                                                   -----       ------

Cash flows from investing activities:
 Originated and purchased loans, net of principal
  repayments on loans...................................         (34,696)       1,421
 Purchases of mortgage-backed securities
  held-to-maturity......................................              --      (63,894)
 Purchases of mortgage-backed securities
  available-for-sale                                            (334,637)          --
 Proceeds from sale of mortgage-backed securities
  available-for-sale                                             180,590           --
 Principal repayments from mortgage-backed securities...         110,974       34,135
 Purchase of debt and equity securities
  held-to-maturity......................................              --       (1,296)
 Purchases of debt securities available-for-sale........              --      (94,958)
 Proceeds from calls of debt securities.................          15,800        2,038
 Proceeds from sales of debt securities
  available-for-sale....................................          30,345       11,146
 Proceeds from maturities of debt securities............          28,100       12,900
 Purchases of premises and equipment....................          (2,320)      (1,070)
 Proceeds from loans sold...............................           4,213          780
 Proceeds from sales of real estate owned...............             859        2,342
 Cash paid for Bank of Westbury net of cash and cash
      equivalents acquired..............................            (165)          --
 Cash paid for Sunrise Bancorp, Inc. net of cash
      and cash equivalents acquired.....................         (94,259)          --
                                                                 --------     -------
     Net cash used in investing activities..............         (95,196)     (96,456)
                                                                 --------     --------
Cash flows from financing activities:
 Increase in deposits...................................          43,926       58,470
 (Decrease) increase in advance payments by borrowers
   for taxes and insurance..............................          (2,550)       1,059
 Proceeds from FHLB advances............................              --      317,000
 Repayment of FHLB advances.............................         (87,000)    (297,000)
 Proceeds from reverse repurchase agreements...........          564,833       26,939
 Repayment of reverse repurchase agreements.............        (402,637)          --
 Purchases of treasury stock............................          (2,341)      (8,777)
 Dividends paid.........................................          (2,951)      (2,784)
                                                                  -------      -------
    Net cash provided by financing activities...........         111,280       94,907
                                                                 -------       ------
 Net increase in cash and cash equivalents..............          20,882        7,679
 Cash and cash equivalents at beginning of period.......          16,937       13,702
                                                                 -------       ------
 Cash and cash equivalents at end of period.............        $ 37,819     $ 21,381
                                                                 =======       ======

                                                  4



                   RELIANCE BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                          (DOLLARS IN THOUSANDS)

                                                                 Nine Months Ended
                                                                      March 31,
                                                                 -------------------
                                                                  1996         1995
                                                                 ------       ------
                                                                      (Unaudited)
Supplemental disclosures of cash flow information

Cash paid during the quarters for:
 Interest...............................................       $  35,676    $ 19,286
                                                                  ======      ======

 Income taxes...........................................       $   3,544    $  2,799
                                                                  ======      ======
Non-cash investing activities:
 Transfers from loans to real estate owned
  including in-substance foreclosures...................       $   1,060    $    789
                                                                  ======      ======

Transfer of mortgage-backed securities
  from held-to-maturity to available-for-sale...........       $ 283,245    $     --
                                                                 =======      ======

        See accompanying notes to unaudited consolidated financial statements.


                      RELIANCE BANCORP, INC. and SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Reliance Bancorp, Inc. (the "Company"), its direct wholly-owned subsidiary Reliance Federal Savings Bank (the "Bank"), and the subsidiaries of the Bank.

      The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1995 Annual Report on Form 10-K.

2.    EARNINGS PER SHARE

      Earnings per common and common equivalent shares are calculated by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents, when dilutive. Stock options are regarded as common stock equivalents and are therefore considered in both earnings per share calculations if dilutive. Common stock equivalents are computed using the treasury stock method.

3.    SUNRISE BANCORP, INC. ACQUISITION

      After the close of business day on January 11, 1996, the Company successfully completed the acquisition of Sunrise Bancorp, Inc. in a transaction which was accounted for under the purchase method. The cost of the acquisition was approximately $106.3 million in cash, or $32.00 per share of Sunrise Bancorp, Inc. common stock outstanding. The excess of cost over the fair value of net assets acquired generated in the transaction was approximately $43.6 million, which will be amortized on a straight line basis over 15 years. The Company provided funds for the acquisition from the sale of mortgage-backed securities classified as available-for-sale. Since the completion of the acquisition, the Bank has continued to exceed each of its regulatory capital requirements.

4.    SUBSEQUENT EVENT

      Stock Repurchase
      ----------------

      On May 7, 1996, the Bank announced that it has received regulatory clearance to purchase up to 5%, or 461,287 shares, of the Company's 9,225,739 outstanding shares. The repurchase will be made in open-market transactions, subject to the availability of stock, the then current market value of the stock, and such timing limitations as may be applicable.

ITEM 2.     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND RESULTS OF OPERATIONS

GENERAL
- - -------

Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 at the direction of the Board of Directors of Reliance Federal Savings Bank (the "Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The stock conversion was completed on March 31, 1994 which raised $103.6 million of net proceeds from the sale of 10,750,820 common shares. As of March 31, 1996, the Company had 9,225,739 shares outstanding, all of which were common shares.

The Company is headquartered in Garden City, New York and its primary business currently consists of the operations of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities and repurchase agreements. The Company has also recently expanded its operations with the acquisition of two financial institutions. On January 11, 1996, the Company completed its acquisition of Sunrise Bancorp, Inc. and had previously completed the acquisition of Bank of Westbury on August 11, 1995.

The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in mortgage and consumer loans, multi-family and guaranteed student loans, and to a lesser extent, commercial real estate and construction loans. In the past, the Bank has also invested in loans secured by cooperative units ("co-op loans") and commercial loans, but in recent years has discontinued its origination activities in these areas. In addition, during periods in which the demand for loans which meet the Bank's underwriting, investment and interest rate risk standards is lower than the amount of funds available for investment, the Bank invests excess funding in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations.

The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income also is affected by its provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expenses, and income tax expense. General and administrative expense consists primarily of compensation and benefits, occupancy, federal deposit insurance premiums, advertising and other general and administrative expenses. Other non-interest expense consists of real estate operations, net, and amortization of excess of cost over fair value of net assets acquired. The earnings of the Company may also significantly be affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

ACQUISITIONS
- - ------------

BANK OF WESTBURY ACQUISITION

After the close of business day on August 11, 1995, the Company successfully completed the acquisition of Bank of Westbury in a transaction which was accounted for as a purchase. The cost of the acquisition was $16.7 million, and, in addition, the Company incurred approximately $422,000 of acquisition-related costs and $225,000 for the lease buyout of data processing equipment, which were included in the excess of cost over the fair value of net assets acquired. As a result of the acquisition, after the close of business on August 11, 1995, the Company had approximately $1.1 billion in assets and $828.0 million in deposits. The excess of cost over the fair value of net assets acquired generated in the transaction was $7.8 million, which will be amortized on a straight line basis over 15 years. The Company provided funds for the acquisition from its normal cash flow. As of the completion of the acquisition, the Bank continued to exceed each of its regulatory capital requirements. A description of the acquisition transaction is set forth in Item 2 to the Company's report on Form 8-K, dated as of August 11, 1995.

A summary of the net assets acquired (at their fair values) in the Bank of Westbury acquisition is as follows:


                                                 After the Close of Business
                                                    on August 11, 1995
                                                    ------------------
                                                      (In thousands)

      Assets acquired:
            Cash and cash equivalents                   $ 17,219
            Investment securities                          2,713
            Mortgage-backed securities                    68,140
            Loans receivable, net                         72,741
            Net deferred tax asset                           911
            Real estate owned                                376
            Other assets                                   4,106
                                                         -------
                 Total assets acquired                   166,206
                                                         -------
      Liabilities assumed:
            Deposits                                     151,992
            Borrowed funds                                 3,000
            Other liabilities                              1,605
                                                         -------

                 Total liabilities assumed               156,597
                                                         -------
                 Net assets acquired                    $  9,609
                                                          ======


SUNRISE BANCORP, INC. ACQUISITION

After the close of business day on January 11, 1996, the Company successfully completed the acquisition of Sunrise Bancorp, Inc. in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $106.3 million in cash, or $32.00 per share of Sunrise Bancorp, Inc. common stock outstanding at January 11, 1996. In addition, the Company incurred approximately $893,000 of acquisition related expenses which were included in the excess of cost over fair value of net assets acquired. As a result of the acquisition, after the close of business on January 11, 1996, the Company had approximately $1.7 billion in assets and $1.3 billion in deposits. The excess of cost over the fair value of net assets acquired generated in the transaction was approximately $43.6 million, which will be amortized on a straight line basis over 15 years. The Company provided funds for the acquisition from the sale of mortgage-backed securities classified as available-for-sale. As of the completion of the acquisition, the Bank continued to exceed each of its regulatory capital requirements. A description of the acquisition transaction is set forth in Item 2 to the Company's report on Form 8-K, dated as of January 11, 1996.

A summary of the net assets acquired (at their fair values) in the Sunrise Bancorp, Inc. acquisition is as follows:


                                                   After the Close of Business
                                                      on January 11, 1996
                                                      -------------------
                                                         (In thousands)
      Assets acquired:
            Cash and cash equivalents                       $  11,324
            Investment securities                              69,880
            Mortgage-backed securities                        129,994
            Loans receivable, net                             373,826
            Purchased servicing rights                          3,404
            Office properties and equipment                     6,022
            Real estate owned                                     651
            Other assets                                       14,159
                                                              -------

                 Total assets acquired                        609,260
                                                              -------

      Liabilities assumed:
            Deposits                                          479,213
            Borrowed funds                                     47,000
            Other liabilities                                  17,178
            Net deferred tax liability                          2,285
                                                               ------

                 Total liabilities assumed                    545,676
                                                              -------
                 Net assets acquired                        $  63,584
                                                               ======

Set forth below is unaudited pro forma combined condensed consolidated financial information of the Company, Bank of Westbury and Sunrise Bancorp, Inc. for the nine month periods ended March 31, 1996 and 1995. This information was prepared as if the acquisition of Bank of Westbury and Sunrise Bancorp, Inc. had been consummated at the beginning of each period and is based on the historical unaudited financial statements of the Company, Bank of Westbury and Sunrise Bancorp, Inc. after giving effect to the acquisition under the purchase method of accounting.

Subjective estimates have been utilized in determining the pro forma adjustments applied to the historical unaudited results of operations of the Company, Bank of Westbury and Sunrise Bancorp, Inc. Accordingly, the following pro forma unaudited combined condensed consolidated financial information is not intended to be indicative of the results of operations which would have been attained had the acquisition been consummated at either of the foregoing dates or which may be attained in the future. The pro forma unaudited combined condensed consolidated financial information should be read in conjunction with the historical consolidated financial statements of the Company and the historical financial statements of Bank of Westbury and Sunrise Bancorp, Inc.


                                         Nine months Ended          Nine months Ended
                                           March 31, 1996             March 31, 1995
                                           --------------             --------------
                                            (Unaudited)                 (Unaudited)
                                   Historical                     Historical
                                    Reliance                       Reliance
                                  Bancorp, Inc.   Pro forma      Bancorp, Inc.    Pro forma
                                 and Subsidiary   Combined (1)  and Subsidiary   Combined (1)
                                 --------------   ------------  --------------   ------------

   Interest income                    $ 69,244     $ 90,485(2)       $ 44,253       $ 77,335
   Interest expense                     36,660       49,253            19,788         35,908
                                       -------      -------           -------        -------
   Net interest income                  32,584       41,232            24,465         41,427
   Provision for loan losses               625          746               300            632
                                       -------      -------           -------        -------
   Net interest income after
    provision for loan losses           31,959       40,486            24,165         40,795
   Non-interest income                   2,110        3,564               975          2,766
   Non-interest expense                 19,275       28,689(3)         12,675         29,692
                                       -------      -------           -------        -------
   Income before income taxes           14,794       15,361            12,465         13,869
   Income tax expense                    6,671        6,927             5,178          5,812
                                       -------      -------           -------        -------
   Net income                         $  8,123     $  8,434          $  7,287       $  8,057
                                       =======       ======            ======         ======
   Earnings per common share          $   0.91     $   0.94          $   0.77       $   0.84
                                        ======        =====             =====          =====

  (1) Pro forma combined results of operations for the nine months ended March 31, 1996 were calculated, in part, based upon actual unaudited results of operations of the combined institutions since the date of each acquisition (Bank of Westbury on August 11, 1995 and Sunrise Bancorp, Inc. on January 11, 1996), and adding such results to Bank of Westbury's earnings for the month of July 1995 and the 11 day period from August 1, 1995 to August 11,1995 and Sunrise Bancorp, Inc. earnings from July 1995 to December 1995 and the 11 day period from January 1, 1996 to January 11, 1996.

      Pro forma combined results of operations for the nine months ended March 31, 1995 were calculated, in part, based upon actual unaudited results of operations for the nine months ended March 31, 1995 and applying pro forma adjustments, equal to 75% of pro forma adjustments for the year ended June 30, 1995 as set forth in the Form 8-K/A as of August 11, 1995 for Bank of Westbury and Form 8-K/A as of January 11, 1996 for Sunrise Bancorp, Inc., filed with the Securities and Exchange Commission, to such results. As such, the pro forma results of operations stated herein reflect the valuation of the assets and liabilities acquired in the Bank of Westbury and Sunrise Bancorp, Inc. acquisitions and the subsequent accretion of discount, at a point in time other than that assumed for the acquisition in the nine months data presented above and, in addition, regardless of later changes in the affected assets or liabilities. As a result, the pro forma information set forth should not be relied upon as an indication of what the performance of the Company would have been had the acquisition of Bank of Westbury and Sunrise Bancorp, Inc. occurred on the date assumed in calculating the nine months ended pro forma data above.

  (2) Pro forma interest income for the nine months ended March 31, 1996 is adjusted by approximately $3.6 million for the effect on interest income for the sale of mortgage-backed securities used to fund the purchase of Sunrise Bancorp, Inc.

  (3) Pro forma non-interest expense is adjusted for various non-recurring employee benefit expenses and other transaction related expenses totalling approximately $19.0 million for the Sunrise Bancorp, Inc. acquisition.

FINANCIAL CONDITION

As of March 31, 1996, total assets were $1.7 billion, deposits were $1.3 billion and total stockholders' equity was $154.6 million.

In accordance with an implementation guide for Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," released by the Financial Accounting Standards Board (FASB) on November 15, 1995, the Bank realigned its mortgage-backed securities portfolio by transferring approximately $283.2 million from the held-to-maturity to the available-for-sale category. As a result, mortgage-backed securities held-to-maturity decreased from $413.8 million at June 30, 1995 to $176.2 million at March 31, 1996, a decrease of $237.6 million, or 57.4%. Consequently, mortgage-backed securities available-for-sale increased to $577.5 million at March 31, 1996, from $104.4 million at June 30, 1995, an increase of $473.1 million, or 452.9%. The Bank realigned its mortgage-backed securities portfolio in order to be more flexible and better positioned for managing the portfolio under changing interest rates and other market conditions. At March 31, 1996, the unrealized depreciation on securities available-for-sale, net of taxes was $2.7 million as compared to unrealized appreciation of $839,000 at June 30, 1995. The increase in the unrealized depreciation on available for sale securities was due to the general increase in interest rates during the quarter ended March 31,1996.

The mortgage-backed securities portfolio increased $235.5 million, or 45.4%, from $518.2 million at June 30, 1995 to $753.7 million at March 31, 1996 with the increase primarily due to $197.3 million of mortgage-backed securities acquired from Bank of Westbury and Sunrise Bancorp, Inc. and increased purchases of adjustable-rate and longer term fixed-rate mortgage-backed securities offset by amortization and prepayments.

Mortgage loans increased from $224.0 million at June 30, 1995 to $678.3 million at March 31, 1996, an increase of $454.3 million, or 202.8%. The increase in mortgage loans is primarily due to $423.0 million of mortgage loans acquired from the Sunrise Bancorp, Inc. and Bank of Westbury as well increased multi-family loan originations.

Funding for the purchases of mortgage-backed-securities and loans was through a combination of new deposit growth, borrowings and cash flows. Deposits increased $674.9 million, or 100.7%, from $670.3 million at June 30, 1995 to $1.3 billion at March 31, 1996. The increase in deposits is mainly the result of the $628.9 million in deposits acquired from Sunrise Bancorp, Inc. and Bank of Westbury as well as new certificate of deposit products. Borrowings increased from $97.0 million at June 30, 1995 to $222.2 million at March 31, 1996, an increase of $125.2 million, or 129.0% as the Bank leveraged its capital and improved returns on average tangible equity.

Non-performing loans totalled $12.3 million, or 1.52% of total loans at March 31, 1996, an increase of $9.1 million, or 280.0% from $3.2 million, or 0.97% of total loans at June 30, 1995, primarily due to non-performing loans acquired from Sunrise Bancorp, Inc. and Bank of Westbury. Non-performing loans at March 31, 1996 were comprised of $11.1 million of loans secured by one- to four-family residences, $549,000 of guaranteed student loans and two commercial properties with loan balances totalling $655,000. The Company's allowance for loan losses totalled $4.4 million at March 31, 1996 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 35.52% and 0.54%, respectively, as compared to 53.38% and 0.52%, respectively at June 30, 1995. The decrease in the ratio of the allowance to non-performing loans is the result of the generally lower reserve levels maintained by the Sunrise Bancorp, Inc. and the Bank of Westbury. The Bank was able to increase its coverage on the total loan portfolio with the $425,000 provision for loan losses during the quarter ended March 31, 1996. Management believes the reserve at March 31, 1996 is adequate on non-performing loans and total loans. The Company's non-performing assets to total assets ratio was 0.83% at March 31, 1996. Net charge-offs were $151,000 and $199,000, respectively for the quarter and nine months ended March 31, 1996.

ASSET/LIABILITY MANAGEMENT
- - --------------------------

One of the Bank's primary long-term financial objectives has been and will continue to be to reduce the sensitivity of its earnings to interest rate fluctuations by maintaining a matching of the maturities and interest rate repricing characteristics of its assets and liabilities. In an effort to realize this objective, the Bank emphasizes the origination of adjustable-rate mortgage and consumer loans and the purchases of adjustable-rate and shorter-term mortgage-backed securities. However, there can be no assurances that the Bank will be able to acquire mortgage-backed securities with terms and characteristics which conform with the Bank's investment criteria and interest rate risk policies, such as mortgage-backed securities backed by ARMs or loans with shorter terms.

At March 31, 1996, $799.8 million, or 49.5%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $678.3 million, of which, $341.5 million, or 50.3%, were adjustable-rate loans and $336.8 million, or 49.7%, were fixed-rate loans. In addition, at March 31, 1996, the Bank's consumer loan portfolio totalled $132.8 million, of which, $101.5 million, or 76.4%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $31.3 million, or 23.6%, were fixed-rate home-equity and other consumer loans. The Bank continues to invest in adjustable-rate mortgage-backed securities to reduce credit risk as well as minimize exposure to volatile interest rates. However, the Bank has recently purchased 30 year fixed rate mortgage-backed securities in order to provide a hedge against prepayment risk in its adjustable rate mortgage-backed securities portfolio. During the quarter and nine months ended March 31, 1996, the Bank purchased approximately $131.2 million and $188.7 million, respectively, of 30 year fixed rate securities classified as available-for-sale hedging the portfolio against prepayment risk and extending the maturity of the portfolio. In addition, during the nine months ended March 31, 1996, the Bank realigned its mortgage-backed securities portfolio by transferring $283.2 million from held-to- maturity to available-for-sale in order to be more flexible and better positioned for managing the portfolio under changing interest rates and other market conditions. In addition, in January 1996, the Bank sold approximately $179.9 million of 15 year fixed rate and 1 year adjustable mortgage-backed securities classified as available-for-sale to fund the purchase of Sunrise Bancorp, Inc. As such, at March 31, 1996, the mortgage-backed securities held-to-maturity portfolio totalled $176.2 million, of which, $111.3 million, or 63.2%, of the mortgage-backed portfolio was adjustable-rate securities and $64.9 million, or 36.8%, was fixed-rate securities. The Bank also has $577.5 million of mortgage-backed securities classified as available-for-sale of which $247.2 million, or 42.8%, were adjustable rate securities and $330.3 million, or 57.2%, were fixed-rate securities. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements.

As a result of the Bank purchasing 30 year fixed rate mortgage-backed securities, the Bank's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) declined to a negative gap of $102.6 million, or (5.9)%, of total assets at March 31, 1996 as compared to a positive gap of $65.5 million, or 5.6% at December 31, 1995, $137.7 million, or 15.2%, at June 30, 1995 and $153.7 million, or 16.9%, at March 31, 1995. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

The Bank's exposure to the risks of changing interest rates may be analyzed, in part, by examining the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring the Bank's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing exceed the amount of interest-bearing assets maturing or repricing within the same period. Accordingly, a positive gap may enhance net interest income in a rising rate environment and reduce net interest income in falling rate environment. Conversely, a negative gap may enhance net interest income in a falling rate environment and reduce net interest income in a rising rate environment.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
- - --------------------------------------------------------------------------------
1995.
- - -----

General.  The Company  reported  net income of $3.1 million for the three months
- - -------
ended March 31, 1996 as compared to $2.7 million for the three months ended March 31, 1995, an increase of $400,000 or 14.7%. This represents a return on average assets of 0.75% and 1.17%, respectively, and a return on average tangible equity of 11.38% and 6.86%, respectively, for the three months ended March 31, 1996 and 1995.

Interest Income.  Interest income increased $13.0 million,  or 80.2%, from $16.2
- - ---------------
million for the three months ended March 31, 1995, to $29.2 million for the three months ended March 31, 1996. The increase resulted primarily from an increase of $666.0 million, or 73.6%, in the average balance of interest-earning assets from $905.3 million for the 1995 period to $1.6 billion for the 1996 period and from an increase in the average yield of interest-earning assets from 7.15% to 7.42%, a 27 basis point increase. Interest income from mortgage loans increased by $8.3 million, or 185.7%, from $4.5 million for the 1995 period to $12.8 million for the 1996 period due to a $412.9 million, or 183.2%, increase in the average balance of mortgage loans, as well as a 7 basis point increase in the average yield on mortgage loans from 7.96% for the 1995 period to 8.03% for the 1996 period. The increase in the average balance of mortgage loans is due to the acquisitions of mortgage loans from Bank of Westbury and Sunrise Bancorp, Inc. as well as increased originations of multi-family loans. For the three months ended March 31, 1996, interest income from mortgage-backed securities increased $3.8 million, or 47.7%, from $8.1 million for the 1995 period to $11.9 million for the 1996 period, primarily due to an increase of $224.1 million, or 45.8%, in the average balance of mortgage-backed securities and an increase in the average yield on these securities of 10 basis points from 6.59% for the 1995 period to 6.69% for the 1996 period due to the adjustable-rate mortgage-backed securities repricing at higher rates and increased purchases of higher yielding 30 year fixed rate securities. The increase in the average balance of mortgage-backed securities is due to increased purchases of adjustable-rate and longer term securities and also securities acquired from the Bank of Westbury and Sunrise Bancorp, Inc. Mortgage- backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans. Interest income from consumer loans increased $446,000, or 18.2%, from $2.5 million for the 1995 period to $2.9 million for the 1996 period due to a $25.2 million, or 23.8%, increase in the average balance of consumer loans offset by a 41 basis point decrease in the average yield on consumer loans from 9.27% for the 1995 period to 8.86% for the 1996 period. The increase in income is a result of consumer loans acquired from Bank of Westbury and Sunrise Bancorp, Inc. as well as increased originations of home equity lines of credit offset by the repricing downward of prime rate based loans.

Interest  Expense.  Interest  expense for the three months ended March 31, 1996,
- - ------------------
was $15.6 million, an increase of $7.7 million, or 98.6%, from $7.9 million for the three months ended March 31, 1995. The increase in interest expense is related to a 4 basis point increase in the cost of interest-bearing liabilities from 4.15% for the 1995 period to 4.19% for the 1996 period, and a $733.3 million, or 96.9%, increase in the average balance of interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities resulted primarily from a higher interest rate environment during the quarter ended March 31, 1996 and the Bank's increased emphasis on attracting certificates of deposits and reverse repurchase agreements which bear higher rates than the Bank's core deposits (passbook and NOW accounts). During the quarter ended March 31, 1996, the Bank has experienced account holders reinvesting funds into higher yielding certificate accounts from core deposits thereby increasing the average balance of certificate accounts during this period, albeit at a slower pace than the prior year quarter. At March 31, 1996, core deposits represented 41.89% of the Bank's deposits as compared to 37.28% at December 31, 1995 and 38.3% at March 31, 1995. The increase in this ratio is due to the higher level of core deposits maintained by Sunrise Bancorp, Inc. Interest expense on total deposits increased $6.9 million, or 120.7%, from $5.8 million for the 1995 period to $12.7 million for the 1996 period, primarily as a result of a $659.4 million, or 105.1%, increase in the average balance of deposits and a 29 basis point increase in the average cost of such deposits from 3.67% in the 1995 period to 3.96% in the 1996 period. Interest expense on borrowed funds increased $784,000, or 37.5%, from $2.1 million for the 1995 period to $2.9 million for the 1996 period. Borrowings averaged $202.8 million for the three months ended March 31, 1996, an increase of $73.9 million, or 57.3%, from the $128.9 million for the three months ended March 31, 1995. Borrowed funds, principally from the FHLB-NY and reverse repurchase agreements, have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital and improving the return on equity.

Net Interest Income.  Net interest income was $13.5 million for the three months
- - --------------------
ended March 31, 1996 as compared to $8.3 million for the three months ended March 31, 1995, an increase of $5.2 million, or 62.8%. The increase in net interest income was attributable to a $666.0 million, or 73.6%, increase in average interest-earning assets to $1.6 billion for the quarter ended March 31, 1996 from $905.3 million for the quarter ended March 31, 1995. The increase in interest-earning assets is related to increased purchases of mortgage-backed securities, increased origination of multi-family loans and assets acquired from Bank of Westbury and Sunrise Bancorp, Inc. Interest-bearing liabilities increased $733.3 million, or 96.9%, to $1.5 billion for the 1996 period from $756.4 million for the 1995 period. The Bank's ratio of average interest-earning assets to average interest-bearing liabilities declined to 1.05X for the quarter ended March 31, 1996 from 1.20X for the quarter ended March 31, 1995 as a result of the Bank leveraging its excess capital with the Bank of Westbury and Sunrise Bancorp, Inc. acquisitions. Also, net interest income increased as a result of an increase in the net interest spread from 3.00% for the three months ended March 31, 1995 to 3.23% for the three months ended March 31, 1996. The increase in net interest spread is mainly due to higher yielding mortgage assets acquired from Sunrise Bancorp, Inc. during the quarter. However, the net interest margin decreased from 3.68% for the three months ended March 31, 1995 to 3.45% for the three months ended March 31, 1996 as the Bank fully leveraged its excess capital during the quarter.

Provision for Loan Losses.  The provision for loan losses totalled  $425,000 for
- - --------------------------
the three months ended March 31, 1996 as compared to $100,000 for the three months ended March 31, 1995. The Bank increased its provision for loan losses in order to increase reserves on loans acquired from Sunrise Bancorp, Inc. to bring such reserves more in line with the Bank's practice of establishing loan loss reserve allowances. Non-performing loans at March 31, 1996 were comprised of $11.1 million of loans secured by one- to four-family residences, $549,000 of guaranteed student loans and two commercial properties with loan balances totalling $655,000. The Company's allowance for loan losses totalled $4.4 million at March 31, 1996 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 35.52% and 0.54%, respectively. The Company's non-performing assets to total assets ratio was 0.83% at March 31, 1996. Net charge-offs were $151,000 for the quarter ended March 31, 1996 as compared to $32,000 for the quarter ended March 31, 1995. Management believes that based upon information currently available that its allowance for loan losses is adequate to cover future loan losses. However, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income increased $1.1 million, or 409.1%, from
- - --------------------
$276,000 recorded during the quarter ended March 31, 1995 to $1.4 million for the quarter ended March 31, 1996. The increase is due to increased deposit fees and other income associated with deposit accounts and loans acquired from Bank of Westbury and Sunrise Bancorp, Inc. and a gain on the sale of securities.
During the quarter, the Bank sold mortgage-backed securities to fund the purchase of Sunrise Bancorp, Inc. and recognized a net gain of $676,000.

Non-Interest Expense. Non-interest expense totalled $8.5 million for the quarter
- - ---------------------
ended March 31, 1996 as compared to $3.9 million for the quarter ended March 31, 1995, an increase of $4.6 million, or 117.8%. The increase is mainly the result of banking office personnel, deposit insurance, goodwill amortization and other occupancy costs associated with the Sunrise Bancorp, Inc. and the Bank of Westbury acquisitions, however, the operating expense to asset ratio decreased from 1.92% for the quarter ended March 31, 1995 to 1.75% for the quarter ended March 31, 1996 due to the increased asset base. For the quarter ended March 31, 1996, compensation and benefits expense increased $1.4 million, or 60.8%, to $3.8 million from $2.4 million for the quarter ended March 31, 1995. The increase in compensation and benefits expense is due to the addition of banking office personnel from the Sunrise Bancorp, Inc. and Bank of Westbury acquisitions, higher benefit expenses and normal salary adjustments.

Expenses for the Bank's RRP and ESOP plans for the quarter ended March 31, 1996 totalled $1.5 million as compared to $1.4 million for the quarter ended March 31, 1995. For the quarter ended March 31, 1996, advertising totalled $287,000, an increase of $42,000, or 17.1%, from $245,000 recorded for the quarter ended March 31, 1995 due to a higher level of newspaper advertising relating to the Bank's "Lifetime Prime Home Equity Line of Credit" product. During the quarter ended March 31, 1996, the Bank recorded amortization of excess of cost over fair value of net assets acquired of $856,000 from the Bank of Westbury and Sunrise Bancorp, Inc. acquisitions as compared to the prior year quarter where no such expense was recorded. For the quarter ended March 31, 1996, real estate owned expenses were $366,000 as compared to income of $556,000 in the prior year quarter. During the quarter ended March 31, 1996, the Bank established a provision for REO losses of $325,000 as compared to no provision in the prior year quarter. The Bank established additional reserves on REO in order to facilitate the sale of such properties in the current market place.

Income Tax  Expense.  Income tax expense was $2.9  million for the three  months
- - --------------------
ended March 31, 1996 and $1.9 million for the three months ended March 31, 1995. The effective income tax rates were 48.2% for the 1996 period as compared to 40.7% for 1995 period. The increase in the effective tax rate primarily relates to the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided for.

COMPARISON   OF  OPERATING  RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND
- - --------------------------------------------------------------------------------
1995.
- - -----

General.  The Company  reported  net income of $8.1  million for the nine months
- - -------
ended March 31, 1996 as compared to $7.3 million for the nine months ended March 31, 1995, an increase of $836,000, or 11.5%. This represents a return on average assets of 0.84% and 1.10%, respectively, and return on average tangible equity of 8.05% and 6.15%, respectively, for the nine months ended March 31, 1996 and 1995.

Interest Income.  Interest income increased $25.0 million,  or 56.5%, from $44.2
- - ----------------
million for the nine months ended March 31, 1995, to $69.2 million for the nine months ended March 31, 1996. The increase in interest income was attributable to the growth in average interest-earning assets to $1.2 billion for the nine months ended March 31, 1996 from $858.6 million for the nine months ended March 31, 1995. The growth in interest-earning assets was from assets acquired from the Sunrise Bancorp, Inc. and Bank of Westbury acquisitions, increased purchases of mortgage-backed securities and increased originations of multi-family loans. Interest income from mortgage loans increased by $12.0 million, or 91.8%, from $13.1 million for the 1995 period to $25.1 million for the 1996 period due to a $177.4 million, or 77.6%, increase in the average balance of mortgage loans, as well as a 62 basis point increase in the average yield on mortgage loans from 7.66% for the 1995 period to 8.28% for the 1996 period. The increase in the average balance of mortgage loans is due to the acquisition of mortgage loans from Bank of Westbury and Sunrise Bancorp, Inc. and increased originations of multi-family loans. For the nine months ended March 31, 1996, interest income from mortgage-backed securities increased $12.2 million, or 58.8%, from $20.7 million for the 1995 period to $32.9 million for the 1996 period, primarily due to an increase of $209.0 million, or 47.3%, in the average balance of mortgage-backed securities and an increase in the average yield on these securities of 50 basis points from 6.25% for the 1995 period to 6.75% for the 1996 period due to the adjustable rate mortgage-backed securities repricing at higher rates. The increase in the average balance of mortgage-backed securities is due to increased purchases of adjustable rate and longer term securities and also securities acquired from the Sunrise Bancorp, Inc. and Bank of Westbury. Mortgage-backed securities generally bear interest rates lower than loans.
Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans. Interest income from consumer loans increased $1.1 million, or 16.1%, from $7.0 million for the 1995 period to $8.1 million for the 1996 period due to a 16 basis point increase in the average yield on consumer loans from 8.99% for the 1995 period to 9.15% for the 1996 period and a $14.5 million, or 14.0%, increase in the average balance of consumer loans. The increase in income is the result of consumer loans acquired from Bank of Westbury and Sunrise Bancorp, Inc. as well as increased originations of home equity lines of credit and the repricing upward of these prime rate based loans.

Interest Expense. Interest expense for the nine months ended March 31, 1996, was
- - -----------------
$36.7 million, an increase of $16.9 million, or 85.3%, from $19.8 million for the nine months ended March 31, 1995. The increase in interest expense is related to a 66 basis point increase in the cost of interest-bearing liabilities from 3.71% for the 1995 period to 4.37% for the 1996 period, and a $408.7 million, or 57.5%, increase in the average balance of interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities resulted primarily from a higher interest rate environment during the nine months ended March 31, 1996 and the Bank's increased emphasis on attracting certificates of deposits and reverse repurchase agreements which bear higher rates than the Bank's core deposits (passbook and NOW accounts). During the nine months ended March 31, 1996, the Bank has experienced account holders reinvesting funds into higher yielding certificate accounts from core deposits thereby increasing the average balance of certificate accounts during this period, albeit at a slower pace. At March 31, 1996, core deposits represented 41.89% of the Bank's deposits as compared to 37.28% at December 31, 1995 and 38.3% at March 31, 1995. The increase in this ratio is due to the higher level of core deposits maintained by Sunrise Bancorp, Inc. Interest expense on total deposits increased $14.2 million, or 92.6%, from $15.4 million for the 1995 period to $29.6 million for the 1996 period, primarily as a result of a $357.4 million, or 58.8%, increase in the average balance of deposits and a 72 basis point increase in the average cost of such deposits from 3.37% for the 1995 period to 4.09% for the 1996 period. Interest expense on borrowed funds increased $2.7 million, or 60.0%, from $4.4 million for the 1995 period to $7.1 million for the 1996 period. Borrowings averaged $154.1 million for the nine months ended March 31, 1996, an increase of $51.3 million, or 49.9%, from the $102.8 million for the nine months ended March 31, 1995. Borrowed funds, principally from the FHLB-NY and reverse repurchase agreements, have been reinvested by the Bank in mortgage-backed securities and multi-family loans leveraging the Bank's capital and improving the return on equity.

Net Interest  Income.  Net interest income was $32.6 million for the nine months
- - ---------------------
ended March 31, 1996 as compared to $24.5 million for the nine months ended March 31, 1995, an increase of $8.1 million, or 33.2%. The increase in net interest income was attributable to the growth in average interest-earning assets to $1.2 billion for the nine months ended March 31, 1996 from $858.6 million for the nine months ended March 31, 1995. The growth in interest-earning assets was from assets acquired from the Sunrise Bancorp, Inc. and Bank of Westbury acquisitions, increased purchases of mortgage-backed securities and increased originations of multi-family loans. Although net interest income increased there was a decline in the net interest spread and margin from 3.16% and 3.80%, respectively, for the nine months ended March 31, 1995 to 3.10% and 3.52%, respectively, for the nine months ended March 31, 1996 due primarily to a general flattening of the interest rate yield curve and the leveraging of the Bank's capital. The yield on interest-earning assets was 7.47% for the nine months ended March 31, 1996 and the cost of interest-bearing liabilities was 4.37%. The Bank's ratio of average interest-earning assets to average interest-bearing liabilities declined to 1.10X for the nine months ended March 31, 1996 from 1.21X for the nine months ended March 31, 1995 as a result of the Bank leveraging its excess capital with the Sunrise Bancorp, Inc. and Bank of Westbury acquisitions.

Provision for Loan Losses.  The provision for loan losses totalled  $625,000 for
- - --------------------------
the nine months ended March 31, 1996 as compared to $300,000 for the nine months ended March 31, 1995. The Bank increased its provision for loan losses in order to increase reserves on loans acquired from Sunrise Bancorp, Inc. to bring such reserves more in line with the Bank's practice of establishing loan loss reserve allowances. Non-performing loans at March 31, 1996 were comprised of $11.1 million of loans secured by one- to four-family residences, $549,000 of guaranteed student loans and two commercial properties with loan balances totalling $655,000. The Company's allowance for loan losses totalled $4.4 million at March 31, 1996 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 35.52% and 0.54%, respectively. The Company's non-performing assets to total assets ratio was 0.83% at March 31, 1996. Net charge-offs were $199,000 for the nine months ended March 31, 1996 as compared to $704,000 for the nine months ended March 31, 1995. Management believes that based upon information currently available, its allowance for loan losses is adequate to cover future loan losses. However, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest  Expense.  Non-interest expense totalled $19.3 million for the nine
- - ----------------------
months ended March 31, 1996 as compared to $12.7 million for the nine months ended March 31, 1995, an increase of $6.6 million, or 52.1%. The increase is mainly the result of banking office personnel, deposit insurance, goodwill amortization and other occupancy costs associated with the Sunrise Bancorp, Inc. and Bank of Westbury acquisition, however, the operating expense to average assets ratio decreased from 1.98% for the nine months ended March 31, 1995 to 1.83% for the nine months ended March 31, 1996 primarily due to the increased asset base. For the nine months ended March 31, 1996, compensation and benefits expense increased to $9.4 million, an increase of $2.2 million, or 31.5%, from
7.1 million for the nine months ended March 31, 1995. The increase in compensation and benefits expense is due to the addition of banking office personnel from the Sunrise Bancorp, Inc. and Bank of Westbury acquisitions, higher benefit expenses and normal salary adjustments. Occupancy and equipment expense increased $1.3 million or 71.8%, from $1.8 million for the nine months ended March 31, 1995 to $3.1 million for the nine months ended March 31, 1996 due to costs associated with the operation of the seventeen new banking offices as well as miscellaneous data processing costs. For the nine months ended March 31, 1996, advertising totalled $795,000 a decrease of $81,000, or 9.2%, from the $876,000 recorded for the nine months ended March 31, 1995 due to a lower level of newspaper advertising of deposit products partially offset by direct marketing costs related to the introduction of our products and services to Sunrise Bancorp, Inc. and Bank of Westbury customers. Other operating expenses increased $611,000, or 27.2%, from $2.2 million during the nine months ended March 31, 1995 to $2.9 million for the nine months ended March 31, 1996 as a result of general expenses related to the addition of the seventeen new banking offices. For the nine months ended March 31, 1996, real estate owned expenses were $430,000 as compared to income of $414,000 in the prior year period. During the nine months ended March 31, 1996, the Bank established a provision for REO losses of $325,000 as compared to a $60,000 provision in the prior year period. The Bank established additional reserves on REO in order to facilitate the sale of such properties in the current market place.

Income Tax  Expense.  Income tax  expense  was $6.7  million for the nine months
- - --------------------
ended March 31, 1996 and $5.2 million for the nine months ended March 31, 1995. The effective income tax rates were 45.1% for the 1996 period as compared to 41.5% for the 1995 period. The increase in the effective tax rate primarily relates to the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided for.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company's current primary sources of funds are principal and interest payments and sales of investments securities and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related business, payments of dividends or repurchase its common stock.

In this regard, the Company has completed three stock repurchase programs whereby 1.5 million shares of the Company's outstanding common stock were repurchased in open market transactions for a total cost of $19.1 million at an average price of $12.54 per share. In addition, On May 7, 1996, the Company announced the approval from the Office of Thrift Supervision of its fourth stock repurchase plan. The Company intends to repurchase 5% or 461,287 shares of its outstanding common stock.

On March 20, 1996, the Company announced that the Board of Directors had declared a regular cash dividend of $0.115 per common share for the quarter ended March 31, 1996. The dividend was paid on April 19, 1996 to stockholders of record on April 5, 1996.

The Company has also used available liquidity and capital to expand its operations with the acquisition of two financial institutions. On August 11, 1995, the Company acquired Bank of Westbury, for approximately $16.7 million in cash and on January 11, 1996, the Company acquired Sunrise Bancorp, Inc. for approximately $106.3 million in cash. The Company had sufficient liquidity available to fund these purchases and as of March 31, 1996, the Bank met all of its regulatory capital requirements. The Company was required to sell mortgage-backed securities classified as available-for-sale to fund the purchase of Sunrise Bancorp, Inc. As a result of the sale of such securities, the Company recognized a net gain on securities of $678,000 during the quarter ended March 31, 1996.

The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and investment securities, advances from the FHLB-NY, borrowings under reverse repurchase agreements and mortgage-backed securities and loan sales. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Bank's liquidity and short-term liquidity ratios averaged 9.7%, and 3.0%, respectively, for the nine months ended March 31, 1996. The Bank's short-term liquidity ratio was 2.2%, at March 31, 1996.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1996, assets qualifying for short-term liquidity, including cash and short term investments, totalled $33.9 million.

The primary investment activity of the Bank is the origination of mortgage loans and consumer loans, and the purchase of mortgages and mortgage-backed securities. During the nine months ended March 31, 1996, the Bank originated mortgage loans and consumer loans in the amount of $69.2 million and

$25.4 million, respectively. During the nine months ended March 31, 1996, the Bank purchased $334.6 million of mortgage-backed securities all of which were classified as available-for-sale. These activities were funded primarily by deposits, principal repayments on loans and mortgage-backed securities, and borrowings under reverse repurchase agreements. Borrowings from the FHLB-NY and reverse repurchase agreements, at March 31, 1996, totalled $222.2 million.

At March 31, 1996, the Bank had outstanding loan commitments of $12.8 million and open lines of credit of $44.0 million. In addition, the Bank had commitments to purchase $12.0 million of mortgage-backed securities classified as available-for-sale. The Bank anticipates that it will have sufficient funds available to meet its current loan origination and mortgage-backed securities purchase commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1996 totalled $518.6 million. Management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 1996, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 5.46%, 5.46% and 14.07%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

IMPACT OF FEDERAL LEGISLATION
- - -----------------------------

Pending Federal legislation currently provides for a one-time special assessment on all SAIF insured deposits of approximately $0.85 to $0.90 per $100 of deposits. If the assessment is made at the proposed rates, the effect on the Bank would be a charge in the period enacted of approximately $5.9 million to $6.3 million on an after tax basis. It is anticipated that if the one-time assessment is levied, the Bank may see a decrease in the annual deposit premium in future periods.

There have also been proposals to merge the SAIF with the BIF, eliminate the Federal Thrift Charter and, under certain conditions, require institutions to recapture a portion of their Federal, state and local bad debt reserves for income tax purposes.

No assurance can be given as to whether legislation as discussed above will be enacted or, if enacted , what the terms of such legislation would be.

IMPACT OF NEW ACCOUNTING STANDARDS
- - ----------------------------------

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes accounting standards for recognizing and measuring impairment of long-lived assets and certain identifiable intangibles, and goodwill related to assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121, when adopted, is not expected to have a material adverse effect on the Company's financial condition or results of operation.

     In June 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No.122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. Thus, if mortgage loans are sold or securitized but the rights to service those loans are retained, the total cost of such loans (whether originated or acquired) should be allocated to (1) the mortgage servicing rights, and (2) the loan themselves based on their relative fair value. SFAS 122 is effective for fiscal years beginning after December 15, 1995 to loan originations or securitization of mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights, including those purchased prior to the effective date of SFAS No. 122. The Company has not determined the effect, if any, the adoption of SFAS No. 122 will have on the Company's financial condition or results of operation.

In October 1995, FASB issued SFAS 123 "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights.

This Statement defines fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No.25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income, and if presented, earnings per share, as if the fair value based method of accounting defined in this SFAS 123 had been applied. SFAS 123 is effective for transactions entered into fiscal years that begin after December 15, 1995, though they may be adopted on issuance. Management has not yet determined the impact of adopting SFAS 123.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        The Holding Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5. OTHER INFORMATION

        On May 3, 1996, the Company received regulatory clearance to purchase up to 5% of its oustanding common stock. The purchase of up to 461,287 shares must be completed by March 30, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
            --------

                  11.0  Statement re Computation of Per Share Earnings

                  27.0  Financial Data Schedule

                  99.0 Press release issued May 7, 1996 announcing implementation of stock repurchase plan

        (b) Reports on Form 8-K
            -------------------

                  1) The Company filed Form 8-K during the quarter ended March 31, 1996 to disclose the acquisition of Sunrise Bancorp, Inc., a Federal Savings Bank on January 11, 1996, for approximately $106.3 million in cash. The Company also filed Form 8-K/A during the quarter ended March 31, 1996, disclosing pro forma financial information for the Sunrise Bancorp, Inc. acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Reliance Bancorp, Inc.
                       --------------------------------
                                  (Registrant)






 /s/ Raymond L. Nielsen          05/09/96     /s/ Paul D. Hagan         05/09/96
- - -----------------------------    --------     -----------------------   --------
Raymond L. Nielsen                            Paul D. Hagan
Chief Executive Officer                       Director of Financial Reporting
                                              (Principal Accounting Officer)