Form 10-K
period 1996-06-30
RELIANCE BANCORP INC
filed 1996-09-30
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                                     0-23126
                             Commission File Number

                             RELIANCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                             11-3187176
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
       Incorporation or Organization)

                 585 Stewart Avenue, Garden City, New York 11530
               (Address of Principal Executive Offices) (Zip Code)

                                 (516) 222-9300
              (Registrant's telephone number, including area code)

                                      None
           Securities registered pursuant to Section 12(b) of the Act

                          Common Stock, $.01 par value
           Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [ X ]

As of September 17, 1996, the aggregate market value of the shares of common stock of the registrant outstanding was $151,004,000 excluding the 522,625 shares held by all directors and officers of the registrant. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on September 17, 1996, which was $18.00 as reported in the Wall Street Journal on September 18, 1996. The number of shares of the registrant's common stock outstanding as of September 17, 1996 was 8,911,739 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the  definitive   Proxy   Statement  for  the  Annual  Meeting  of
Stockholders to be held on November 12, 1996 and the Annual Report to Stockholders for fiscal year 1996 are incorporated herein by reference - Parts II and III.

                                                   FORM 10-K CROSS REFERENCE INDEX

                                                               PART I
                                                               ------
                                                                                                                            Page No.
                                                                                                                            --------
Item 1.   Business
             Description of Business............................................................................................   1
             Statistical Data:
             Distribution of Assets, Liabilities, and Stockholders' Equity;
                 Interest Rates and Interest Differential.......................................................................  25
             Mortgage and Other Loan Activities.................................................................................  26
             Loan Maturity and Repricing........................................................................................  27
             Summary of Allowance for Loan Losses...............................................................................  28
             Composition of Loan Portfolio......................................................................................  30
             Money Market, Debt and Equity and Mortgage-Backed Securities Portfolio.............................................  31
             Maturity Listing for Money Market Investments, Debt and Equity
                 and Mortgage-Backed Securities Portfolio.......................................................................  32
             Deposit Activities.................................................................................................  33
             Borrowings.........................................................................................................  35
Item 2.   Properties............................................................................................................  36
Item 3.   Legal Proceedings.....................................................................................................  38
Item 4.   Submission of Matters to a Vote of Security Holders...................................................................  38

                                                               PART II
                                                               -------

Item 5.   Market for Company's Common Equity and Related
             Stockholder Matters................................................................................................  38
Item 6.   Selected Financial Data...............................................................................................  39
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................................................................  39
Item 8.   Financial Statements and Supplementary Data...........................................................................  39
          Reliance Bancorp, Inc. and Subsidiary:
             Independent Auditors' Report.......................................................................................  39
             Consolidated Statements of Condition...............................................................................  39
             Consolidated Statements of Income..................................................................................  39
             Consolidated Statements of Changes in Stockholders' Equity.........................................................  39
             Consolidated Statements of Cash Flows..............................................................................  39
             Notes to Consolidated Financial Statements..................................................................... .... 39
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................................................................  39

                                                              PART III
                                                              --------

Item 10.  Directors and Executive Officers of the Company.......................................................................  39
Item 11.  Executive Compensation................................................................................................  39
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management.........................................................................................................  39
Item 13.  Certain Relationships and Related Transactions........................................................................  40

                                                               PART IV
                                                               -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................................  40

Signatures......................................................................................................................  42

                                     PART I

Item 1. Business

     Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 at the direction of the Board of Directors of Reliance Federal Savings Bank (the "Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The stock conversion was completed on March 31, 1994 which raised $103.6 million of net proceeds from the sale of 10,750,820 common shares in the conversion including the issuance of 400,820 shares of stock to the Bank's Recognition and Retention Plans and Trusts from authorized but unissued shares at $10.00 per share. The Company retained $51.8 million of the net proceeds and used the remaining net proceeds to purchase all of the outstanding stock of the Bank.

     In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities and repurchase agreements. In addition, the Company completed its acquisitions of Bank of Westbury, a Federal Savings Bank, in August 1995 and Sunrise Bancorp, Inc. in January 1996.

General

     The primary business of the Company is the operations of its wholly-owned subsidiary, the Bank. The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in mortgage, multi-family, consumer loans (primarily home equity lines of credit, home equity loans, auto and guaranteed student loans) and to a lesser extent, commercial real estate and construction loans. In the past, the Bank has also invested in loans secured by cooperative units ("co-op loans") and commercial loans, but in recent years has discontinued its origination activities in these areas. In addition, during periods in which the demand for loans which meet the Bank's underwriting, investment and interest rate risk standards is lower than the amount of funds available for investment, the Bank invests excess funding in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations. The Bank's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed and investment securities, FHLB-NY advances and reverse repurchase agreements.

     The information presented in the financial statements and in the Form 10-K reflect the financial condition and results of operations of the Company, as consolidated with the Bank, its wholly-owned subsidiary. At June 30, 1996, the Company had total assets of $1.8 billion.

Acquisition of Bank of Westbury

     After the close of business on August 11, 1995, the Company completed its acquisition of the Bank of Westbury, a Federal Savings Bank, with 6 banking offices located in Nassau County, Long Island, New York in a transaction which was accounted for utilizing the purchase method. The cost of the acquisition was approximately $16.7 million in cash or $37.72 per share of common stock. The excess of cost over the fair value of net assets acquired in the transaction was $7.8 million, which will be amortized on a straight line basis over 15 years. The Company provided funds for the acquisition from its normal cash flow. As of the completion of the acquisition, which was effected by merging the net assets acquired into the Bank, the Bank continued to exceed each of its regulatory capital requirements.

Acquisition of Sunrise Bancorp, Inc.

     After the close of business on January 11, 1996, the Company completed the acquisition of Sunrise Bancorp, Inc. in a transaction which was accounted for utilizing the purchase method. The cost of the acquisition was approximately $106.3 million in cash, or $32.00 per share of Sunrise Bancorp, Inc. common stock outstanding. The excess of cost over the fair value of net assets acquired generated in the transaction was $43.6 million, which will be amortized on a straight line basis over 15 years. The Company provided funds for the acquisition from the sale of mortgage-backed securities classified as available-for-sale. As of the completion of the acquisition, which was effected by merging the net assets acquired into the Bank, the Bank has continued to exceed each of its regulatory capital requirements.

Market Area and Competition

     The Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's deposit gathering area is primarily concentrated in the communities surrounding its full service banking offices in the New York City Borough of Queens and the New York State Counties of Nassau and Suffolk. The Bank's primary lending area extends beyond its deposit gathering area to the New York City Boroughs of Brooklyn, Staten Island, Manhattan and the Bronx and the New York State County of Westchester.

     The New York City metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial service industries. In particular, Long Island has historically benefited from a large and well-developed suburban market, a well-educated employment base and a diversity of industrial, service and high technology businesses. In recent periods, however, due in part to the effects of a prolonged decline in the regional economy, layoffs in the financial services industry and corporate relocations, the New York City metropolitan and Long Island areas have experienced reduced levels of employment and significant workforce transition. In particular, the counties of Nassau and Suffolk have experienced reduced employment as a result of restructuring and downsizing in the high technology defense related industries, which have historically been significant sources of employment in the Bank's primary market area. These events, in conjunction with a surplus of available commercial and residential property, brought about an overall decline in the underlying values of properties located in the area followed by the current stabilization of values at lower levels over the past several years.

     The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from savings banks, savings and loan associations, mortgage banking companies, commercial banks, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Bank also faces additional competition for deposits from money market mutual funds, corporate and government securities funds and other financial intermediaries such as brokerage firms and insurance companies.

Lending Activities

     Portfolio Composition. The Bank offers a variety of loans to serve the credit needs of its communities. The Bank's loan portfolio is comprised primarily of first mortgage loans, most of which are underwritten to meet Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") standards and guidelines and are secured by one- to four-family residences, including co-op loans and, to a lesser extent, by multi-family residences and commercial real estate. The Bank also emphasizes the origination of consumer loans in the form of its home equity lines of credit and home equity loans. The remainder of the Bank's loan portfolio, at June 30, 1996, consisted of a variety of consumer and other loans, primarily guaranteed student loans, auto and loans on deposit accounts. At June 30, 1996, the Bank's loan portfolio totalled $822.2 million, of which, $578.7 million were one- to four-family loans, $131.3 million were consumer and other loans, $106.7 million were multi-family and commercial real estate loans and $5.5 million were construction loans.

     The types of loans that the Bank may originate are subject to federal laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the cost and supply of money available for lending purposes and rates offered by its competitors. General and economic conditions, monetary policies of the federal government including the Federal Reserve Board, legislative tax policies and governmental budgetary matters also affect interest rates charged by the Bank.

     One- to Four-Family Residential Mortgage Lending. The Bank currently offers first mortgage loans secured by one- to four-family residences and condominiums located in the Bank's primary lending area. The Bank offers such loans as fixed rate mortgage loans and adjustable rate mortgage loans ("ARMs") with maturities ranging from five to 30 years. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Bank's one- to four-family residential mortgage loans are generally underwritten according to guidelines of the FHLMC, FNMA and other governmental agencies. However, the Bank originates loans for its own portfolio with amounts in excess of the loan amounts specified by such guidelines.

     At June 30, 1996, $569.0 million, or 69.2% of the Bank's total loan portfolio consisted of one-to four-family residential loans, of which $239.3 million, or 42.1%, were ARM loans. The Bank currently offers one-year ARM loans with terms of up to 30 years and loans with terms of up to 30 years which are fixed for three, five, seven and ten years and convert into one-year ARM loans at the end of the initial fixed period. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. These ARM loans may be originated on a point or no-point basis (i.e., with or without a loan origination fee based on a percentage of the loan amount). The maximum loan amount for ARM loans offered by the Bank is currently $750,000 and the maximum loan-to-value ratio is 80.0% of the property's appraised value or sales price, whichever is lower or over 80% if private mortgage insurance is obtained. Presently, the Bank's interest rates on ARM loans fluctuate based upon a spread above the weekly average yield of United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board and are generally subject to limitations on interest rate increases and decreases of 2.0% per adjustment period with a specified lifetime cap. At June 30, 1996, the lifetime cap for point and no-point loans was 11.75% and 12.75%, respectively. The Bank's ARM loans typically carry an initial interest rate below the fully-indexed rate for the loan. However, the Bank qualifies borrowers based upon the fully-indexed rate plus 200 basis points. The Bank determines the initial discount rate in accordance with market and competitive factors and, as of June 30, 1996, the rate offered by the Bank on point loans was 275 basis points below the fully-indexed rate of 8.50% as of such date. The rate offered by the Bank on no-point loans during the same period was 175 basis points below the fully-indexed rate. The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. During the past several years, demand for ARM loans has been weak due to a low interest rate environment and consumer preference for fixed rate loans. Accordingly, although the Bank will continue to offer ARM loans, there can be no assurance that the Bank will be able to originate a sufficient volume of ARM loans in the future to increase or maintain the proportion that these loans currently bear to total loans.

     The Bank currently offers fixed rate mortgage loans with terms of 10 to 30 years, secured by one-to four-family residences and condominiums. The Bank also offers these loans on a point or no-point basis with the respective interest rates determined in accordance with prevailing market and competitive factors. Fixed rate mortgage loans with terms exceeding 15 years are currently originated by the Bank for sale in the secondary market to the FHLMC, FNMA and other investors. The maximum loan amount for fixed rate loans offered by the Bank is currently $750,000. For fixed rate loans to be retained for the Bank's portfolio, the Bank's underwriting standards establish an 80.0% maximum loan-to-value ratio or over 80% if private mortgage insurance is obtained. Fixed rate loans which meet the eligibility requirements for sale to FHLMC or FNMA will be considered for amounts up to 95.0% of the appraised value or sales price, whichever is lower. Loan applications which meet the eligibility requirements of the State of New York Mortgage Agency ("SONYMA") Low Interest Rate Program will be considered for amounts up to 100.0% of the appraised value or sales price, whichever is lower. At June 30, 1996, $329.7 million, or 57.9%, of the Bank's one- to four-family residential mortgage loan portfolio consisted of fixed rate loans.

     In the past, the Bank originated co-op loans. However, since 1989, the Bank has not originated, nor does it intend to originate in the future, any co-op loans, with the exception of loans to facilitate the restructuring of a classified asset or the sale of real estate owned. At June 30, 1996, the Bank's co-op loans totalled $9.7 million, or 1.2% of total loans. The Bank also, from 1983 to 1989, originated a number of "low documentation" loans. As with co-op loans, the Bank has ceased originations of such loans.

     Multi-Family and Commercial Real Estate Lending. The Bank currently offers fixed rate loans and ARM loans (one, three, five, seven, ten and 15 year) secured by multi-family dwellings (five or more units) and commercial real estate (e.g., office buildings, retail stores, mixed use properties, shopping centers, etc.). The maximum loan amounts for multi-family and commercial real estate loans offered by the Bank are $5.0 million and $1.5 million, respectively. The Bank offers multi-family or commercial real estate loans with terms up to 15 years, and amortizations of up to 30 years for multi-family loans and 15 years for commercial real estate loans. The maximum loan-to-value ratios for multi-family and commercial real estate loans is 70.0% and 60.0%, respectively, of the property's appraised value or sales price, whichever is lower.

     During fiscal 1996, the Bank increased its origination of multi-family loans. For fiscal 1996, originations totalled $63.8 million as compared to $10.5 million in fiscal 1995 and $0 in fiscal 1994. The Bank increased its emphasis on originations of 5 year ARM loans with terms of up to 15 years and amortizations up to 30 years. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. These ARM loans are originated on a point basis and no-point basis. Presently, the Bank's interest rates on 5 year ARM loans fluctuate based upon a spread above the weekly average yield of United States Treasury securities, adjusted to a constant maturity of 5 years which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index for 5 years") as published weekly by the Federal Reserve Board. The Bank determines the initial discount rate in accordance with market and competitive factors and, as of June 30, 1996, the rate offered by the Bank on point loans was 100 basis points below the fully-indexed rate of 9.125% as of such date. The rate offered by the Bank on no-point loans during the same period was 75 basis points below the fully-indexed rate.

     During fiscal 1996, the Bank originated commercial real estate loans totalling $522,000. The Bank did not originate any commercial real estate loans during fiscal year 1995 and 1994 other than a small loan for the sale of a real estate owned property in fiscal 1995. Due to market conditions and the Bank's determination to originate such loans on a selective basis, the Bank's commercial real estate originations in recent periods have been relatively low in comparison to its other lending activities. The Bank determines the interest rate and term of each multi-family or commercial real estate loan on a case-by-case basis and in accordance with prevailing market and competitive factors. In making its determination, the Bank will consider the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience with the borrower, and the property's net operating income available for debt service.

     At June 30, 1996, the Bank's multi-family loans, consisting of 79 loans, totalled $79.6 million, or 9.7% of the Bank's total loan portfolio. Commercial property loans, consisting of 134 loans, totalled $27.1 million, or 3.3% of the Bank's total loan portfolio. At June 30, 1996, all multi-family loans were current and performing in accordance with their terms. At June 30, 1996, the Bank had 3 commercial real estate loans totalling $739,000 which were not performing in accordance with their loan terms and are on non-accrual status.

     Loans secured by commercial properties generally involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Additionally, the recent declines in real estate values have been more pronounced with respect to commercial properties. The Bank seeks to minimize these risks by originating such loans on a selective basis.

     Construction Lending. The Bank currently offers construction loans secured by one- to four-family, multi-family and commercial real estate properties on a selective basis. The Bank's construction loan originations in recent periods have primarily been made to finance the construction of one- to four- family residential properties. As of June 30, 1996, construction loans totalled $5.5 million or 0.67% of total loans. At June 30, 1996, the Bank's largest outstanding commitment was $5.1 million for the construction of 35 pre-sold, two-family dwellings located in Brooklyn, New York.

     Consumer and Other Lending. The Bank currently offers three general types of consumer loans consisting of: (1) home equity lines of credit, (2) home equity loans and (3) guaranteed student loans. The Bank offers adjustable rate home equity lines of credit secured by one- to four-family owner-occupied properties (including condominiums) which serve as the primary residence of the borrower. Co-op units do not qualify as security for such loans. The Bank's home equity line of credit loans include a standard home equity line of credit, which may be secured only by a first or second mortgage on the underlying property, and a mini-home equity line of credit, which may be secured by any recorded mortgage on the underlying property. Both are open end lines of credit available only to borrowers within the Bank's lending community. The maximum line of credit is presently $250,000 for the standard home equity line of credit and $50,000 for the mini-home equity line of credit. Each line of credit loan is limited to a maximum loan-to-value ratio of 80.0%, less any prior lien(s); provided the maximum loan amount plus any prior lien balance does not exceed $350,000. For the standard home equity line of credit, borrowers may draw on their line for a period of 10 years and may pay interest only on a monthly basis. At the end of the 10 year period, borrowers must repay principal and interest at a 20-year amortization rate. For the mini-home equity line of credit, borrowers may draw on their line for a period of 5 years and may pay interest only on a monthly basis. Borrowers must then repay principal and interest at a 10-year amortization rate. Advances under each line of credit are accessed by the borrower drawing a personal check on his or her individual account set up specifically for the program. The account is separate and distinct from any other checking account held by the borrower. At June 30, 1996, the Bank's home equity lines of credit totalled $81.2 million, or 9.9% of total loans.

     The Bank also offers fixed rate home equity loans with terms ranging from one to 15 years. Such loans are secured by one- to four-family owner-occupied real property (including condominiums) which is the primary residence of the borrower. The loan is available only to borrowers within the Bank's lending community and co-op units do not qualify as security for such loans. The maximum loan amount is $50,000, and the maximum loan-to-value ratio is 75.0%, less any prior liens; provided that the loan amount plus any prior lien balance does not exceed a total of $350,000. At June 30, 1996, the Bank's home equity loans totalled $16.7 million, or 2.0% of total loans.

     The Bank's guaranteed student loans are made only under the Guaranteed Student Loan Program administered by the New York State Higher Education Services Corporation ("NYSHESC"). The Bank does not fix the amount, maturity, or interest rate for its Education Loans; however, such terms meet the maximums authorized by NYSHESC and therefore are guaranteed by NYSHESC. The Bank will not approve an Education Loan application for any course of study offered by any school with a default ratio above 15.0% on the most recent Cohort Default Rate Listing published by the United States Department of Education. Increased competition for guaranteed student loans in general has resulted in reduced origination activity by the Bank for such loans. At June 30, 1996, the Bank's guaranteed student loans totalled $18.8 million, or 2.3% of total loans.

     Additionally, the Bank offers loans fully secured by its deposit accounts which, at June 30, 1996, totalled $5.8 million, or 0.70% of total loans. The Bank offered other consumer loans in the form of home improvement, auto and boat loans; however, the Bank currently offers only auto loans. At June 30, 1996, such loans totalled $7.9 million or 0.97% of total loans.

     Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to the Bank's Mortgage Loan Committee and Consumer Loan Committee. For all mortgage loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required and is currently performed by Board approved independent fee appraisers. The Bank requires title insurance on all mortgage loans, except for certain consumer loans secured by real estate. Borrowers must also obtain hazard insurance and may be required to obtain flood insurance prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and private mortgage insurance premiums, if required.

Delinquent Loans and Foreclosed Assets

     Loan Collection. When a borrower fails to make a required payment on a loan, the Bank takes a number of specific steps to induce the borrower to cure the delinquency and restore the loan to a current status.

     The Bank's collection procedures applicable to mortgage loans include a computerized delinquency notice being sent at the time a payment is over 15 days past due, with a second notice being sent at the time payment becomes 30 days past due. A personal letter is generally sent after the 40th day of delinquency. In the event that payment is not received after the 60th day, a division supervisor will be notified. Such supervisor will then order an inspection of the property within the next week and assume control of the account within two weeks. If personal contact is made with the borrower during inspection or any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Foreclosure notices are sent when a loan is 85-90 days delinquent. Foreclosure commences on the 91st day of delinquency. Most loan delinquencies are cured within 90 days and no legal action is taken.

     The Bank's collection procedures applicable to home equity lines of credit are generally similar to those discussed above; however, if an agreeable resolution of the delinquency is not reached, a notice of intent to foreclose is generally sent after the 45th day of delinquency and the matter is generally transferred to the supervisor on the same day. As with mortgage loans, foreclosures for home equity lines of credit commence on the 91st day of delinquency.

     With respect to delinquent payments on other loans (e.g., mini-home equity loans, automobile loans, etc.), delinquency letters are sent to borrowers at the end of 26 and 40 days. In the event such loans become delinquent 120 days or more, the account is charged off and legal action is pursued.

     Non-Accrual Loans. The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more, on which the Bank is accruing interest at the dates indicated. It is the Bank's policy to classify any loans, or any portion thereof, that have been determined to be uncollectible, in whole or in part, as non-accrual loans. With the exception of guaranteed student loans, the Bank also classifies as non-accrual loans all loans 90 days or more past due. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. During the fiscal years ended June 30, 1996, 1995, and 1994, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totalled $554,000, $130,000 and $122,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.

                                                                                          At June 30,
                                                            ------------------------------------------------------------------------
                                                             1996             1995           1994            1993            1992
                                                             ----             ----           ----            ----            ----
                                                                                    (Dollars in thousands)
Non-accrual mortgage loans delinquent
    more than 90 days ..............................        $12,277         $ 3,210         $ 2,666         $ 4,073         $ 4,879

Non-accrual other loans delinquent
    more than 90 days ..............................            352            --                88              95             105
                                                            -------         -------         -------         -------         -------
Total non-accrual loans ............................         12,629           3,210           2,754           4,168           4,984

Loans 90 days or more delinquent
    and still accruing .............................            350             461             843           1,099           1,019
                                                            -------         -------         -------         -------         -------
Total non-performing loans .........................         12,979           3,671           3,597           5,267           6,003
                                                            -------         -------         -------         -------         -------

Total foreclosed real estate, net of
    related allowance for losses ...................          1,564           1,558           2,911           3,909           5,815
                                                            -------         -------         -------         -------         -------

Total non-performing assets ........................        $14,543         $ 5,229         $ 6,508         $ 9,176         $11,818
                                                            =======         =======         =======         =======         =======

Non-performing loans to total loans ................           1.58%           1.10%           1.08%           1.43%           1.46%
Non-performing assets to total assets ..............           0.82%           0.56%           0.78%           1.25%           1.75%

Potential Problem Loans

     As of June 30, 1996, there were approximately $2.2 million of other loans not included in the table above where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of the borrower to comply with present loan repayment terms. Set forth below is a description of the largest potential problem loans.

     At June 30, 1996, the Bank had two loans outstanding totalling $1.2 million secured by a boat marina in Lindenhurst, NY. The loans were originated in September 1994 in the form of a $687,500 first mortgage on the property and $550,000 second mortgage building loan. As of June 30, 1996, the borrower is 29 days delinquent on the first mortgage loan and 59 days delinquent on the building loan. Subsequent to year end, the Bank has commenced foreclosure proceedings and a receiver has been appointed. The borrower has obtained a loan commitment subject to certain conditions which is sufficient to satisfy the principal due on the loan; however, there is no guarantee the borrower will meet all of the conditions of the loan commitment.

     At June 30, 1996, the Bank had two loans outstanding totalling $1.0 million secured by a funeral home in Westbury, NY. The loans were originated in August 1995 in the form of a $580,000 first mortgage on the property and $500,000 second mortgage building loan. As of June 30, 1996, the borrower has $465,000 outstanding on the building loan. An appraisal dated March 1995, valued the property at $1.7 million. As of June 30, 1996, the borrower is 59 days delinquent on the first and second mortgage loans. Because of cash flow problems, the Bank is presently monitoring the loans due to their size and inability to obtain a takeout of the second mortgage position. The Bank is currently working with the borrower to bring these loans current.

Allowances  for Losses on Loans,  Investments  in Real  Estate  and Real  Estate
Owned.

     The Bank's allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risk inherent in the Bank's loan portfolio and the condition of the local economy in the Bank's market areas. Such evaluation, which includes a review of all loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair market value of the underlying collateral, economic and regulatory conditions, and other factors that warrant recognition of an adequate loan loss allowance. The evaluation includes a system of ranges and percentages as a supplemental measure for reviewing the adequacy of the allowance for loan losses. Although management believes it uses the best information available to make determinations with respect to the adequacy of the Bank's allowance for loan losses, future adjustments may be necessary if economic and other conditions differ from the economic and other conditions in the assumptions used in making the initial determinations which such adjustments could have an adverse impact on the earnings or financial condition of the Company.

     General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Company ("FDIC"), both of which can order the establishment of additional general or specific loss allowances.

     As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of the institutions by the OTS and the FDIC. While the Bank believes it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time.

Investment Activities

General

     As part of the present investment policy, the Bank deploys a large portion of its investable funds into mortgage-backed securities, and to a lesser extent, U.S. Government and agency obligations, and state and municipal debt securities. The investment policy of the Bank, which is approved by the Board of Directors and implemented by the Bank's Investment Committee as authorized by the Board, is designed primarily to generate a favorable return for the Bank without compromising the Bank's business objectives or incurring undue interest rate or credit risk, and to provide and maintain liquidity for the Bank.

     The Investment Committee, which is comprised of the Bank's Chief Executive Officer, President, Senior Vice President - Treasurer and Vice President - Investment Officer, meets as needed but not less than on a monthly basis to monitor the Bank's investment transactions, to establish future investment strategies and to set future spending parameters. The Board of Directors reviews the Bank's investment policy on a quarterly basis and the Bank's investment activity on a monthly basis. In establishing its investment strategies, the Committee considers the Bank's business and growth plans, its interest rate sensitivity "gap" position, the local and national economic environment, the types of securities to be held and other factors.

     Although federally-chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds, the Bank currently favors mortgage-backed securities over other types of securities due to the Bank's focus upon residential mortgage lending. SFAS 115 requires that investments in equity securities that have readily determinable fair values and all investments in debt securities are to be classified in one of the following three categories and accounted for accordingly: (1) trading securities; (2) securities available-for-sale; and (3) securities held-to-maturity. Unrealized gains or losses on trading securities would be included in the determination of net income. Unrealized gains and losses on available-for-sale securities are excluded from the earnings and reported as a separate component of equity, net of taxes. Upon the purchase of an investment security the Bank and the Company will make a determination as to the classification of the securities. However, the Bank and the Company currently do not purchase securities with the intention of trading such securities, nor does the Bank or the Company maintain trading portfolios. With the exception of U.S. Treasury securities, the Bank currently purchases securities with the intention and ability to hold them to maturity. These securities are stated at cost, adjusted for amortization of premium and accretion of discount using the level-yield method.

Debt and Equity Securities

     At June 30, 1996, the Bank's debt and equity securities portfolio classified held-to-maturity totalled $48.3 million. The debt and equity securities held-to-maturity portfolio consisted of $35.0 million in U.S. Government agency obligations, $391,000 in municipal obligations and $13.0 million of FHLB stock. At June 30, 1996, the Bank's debt and equity securities portfolio classified available-for-sale totalled $13.3 million. The debt and equity securities available-for-sale portfolio consisted of $10.2 million in U.S. Government agency obligations, $3.0 million in U.S. Treasury notes, and $61,000 in marketable equity securities. At June 30, 1996, the holding Company did not hold any debt and equity securities. The Company sold debt and equity securities available-for-sale during the year to repurchase its stock and pay cash dividends. The Bank's current investment policy does not permit the Bank to invest in non-investment grade bonds or high-risk mortgage derivatives. At June 30, 1996, the Company and the Bank also had money market investments which consisted of $1.0 million in federal funds and $9.5 million in repurchase agreements.

Mortgage-Backed Securities

     The Bank invests in mortgage-backed securities and utilizes such investments to complement its mortgage lending activities in periods of low loan demand for the types of mortgage loans the Bank originates to be held for investment in conformance with its underwriting standards and interest rate risk policies, namely, ARM loans and shorter-term fixed rate loans secured by one- to four-family properties and multi-family loans. At June 30, 1996, the Bank's entire mortgage-backed securities portfolio, was directly or indirectly insured or guaranteed by the FNMA, GNMA or FHLMC. At June 30, 1996, mortgage-backed securities totalled $776.2 million, or 43.5% of total assets, of which $184.5 million were classified as held-to-maturity and $591.7 million were classified as available-for-sale. The Bank has increased its purchases of mortgage-backed securities as a result of the lower demand for the types of loans held for investment by the Bank, resulting in excess funding being invested in adjustable-rate and shorter-term mortgage-backed securities. In addition, the Bank increased its purchases of mortgage-backed securities available-for-sale as part of its leveraging strategy in order to improve its return on equity. At June 30, 1996, the mortgage-backed securities portfolio classified as available-for-sale had an unrealized loss of $9.3 million. The market value of all mortgage-backed securities totalled approximately $776.7 million at June 30, 1996.

     As of June 30, 1996, $363.6 million, or 46.8%, of the Bank's mortgage-backed securities portfolio carried adjustable rates repricing annually. The portfolio had a weighted average interest rate yield of 6.86% at June 30, 1996. Investments in mortgage-backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase, the market value of such securities may be adversely affected.

Sources of Funds

     General. Deposits, loans and mortgage-backed securities principal and interest payments, FHLB-NY advances and reverse repurchase agreements are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank utilizes borrowings as part of its asset/liability management strategy.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank presently offers passbook savings, demand deposit, NOW, money market, and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Bank's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on marketing new products, service and long-standing relationships with customers to attract and retain these deposits. The Bank does not use brokers to obtain deposits, nor does it offer a negotiated rate on large dollar deposits.

     When management determines the levels of the Bank's deposit rates, consideration is given to local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. The Bank has maintained a high level of passbook, demand deposit and NOW accounts ("core deposits"), which has contributed to its low cost-of-funds. Passbook, demand deposits and NOW accounts represented 41.7% of total deposits at June 30, 1996 as compared to 36.1% of total deposits at June 30, 1995.

     Borrowings. The Bank has utilized borrowed funds to grow, leveraging the Bank's capital and improving the return on equity. Borrowed funds, principally from the FHLB-NY and reverse repurchase agreements are utilized as a source of funding in order to take advantage of favorable rates of interest in comparison to its other sources of funds. The Bank's FHLB-NY advances are generally secured by a blanket lien against the Bank's mortgage portfolio, mortgage-backed and investment securities portfolios and the Bank's investment in the stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. At June 30, 1996, total advances from the FHLB-NY was $3.0 million. The Bank has also entered into reverse repurchase agreements with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold with agreements to repurchase. At June 30, 1996, borrowings under reverse repurchase agreements totalled $263.2 million.

Subsidiary Activities

     The Bank formed a number of subsidiaries in the mid-1980s to enter into real estate-development joint ventures for the development of properties located in the Bank's primary lending area, all of which are currently inactive. The Bank does not currently intend to form any new subsidiaries or use any currently inactive subsidiaries to enter into new real estate development projects. The Bank maintains the following active subsidiary.

     RFS Insurance Agency Inc. RFS Insurance was organized by the Bank on April 15, 1983 for the purpose of engaging in the sale of savers life insurance issued by American International Life Insurance ("AILI") through its Savers Life Insurance Program. AILI terminated this program on January 1, 1989; since that time the Bank has originated no new policies and has only accepted renewals of existing policies. The Bank currently offers the sale of non-deposit investment products (annuities and mutual funds) to Bank customers through this subsidiary and recognizes fee income from such sales.

Personnel

     As of June 30, 1996, the Bank had 325 full-time employees and 180 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                        FEDERAL, STATE AND LOCAL TAXATION

Federal Taxation

     General. The Company and the Bank will report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank is being audited by the Internal Revenue Service ("IRS") for the calendar years 1989 and 1990. The IRS has specifically audited the items related to joint ventures losses and has submitted the findings to a joint committee for further action. Based upon preliminary discussions with the IRS, management of the Bank believes that any actions taken by the IRS will not materially affect the financial condition and results of operations of the Company and the Bank. In addition, the Bank's and the Bank of Westbury's tax returns are being audited by New York State for the 1992, 1993 and 1994 tax years.

     Tax Bad Debt Reserves. For calendar years ended December 31, 1995 and 1994, the Bank was allowed a special bad debt deduction based on the greater of the amount calculated under the experience method or the percentage of taxable income method. The statutory percentage under the latter method was 8% for 1995 and 1994. The percentage of taxable income method was allowable only if the Bank maintained at least 60% of its total assets in qualifying assets, as defined. If qualifying assets fell below 60%, the Bank would have been required to recapture its tax bad debt reserve into taxable income over a four-year period. The Bank's qualifying assets as a percentage of total assets exceeded the 60% limitation as of and during the fiscal years ended June 30, 1996, 1995 and 1994. The Bank used the percentage of taxable income method in its 1994 and 1995 tax return.

     Under legislation enacted subsequent to June 30, 1996, the Bank will no longer be able to use the percentage of taxable income method for federal tax purposes, but will be permitted to deduct bad debts only as they occur and will additionally be required to recapture (that is, take into taxable income) the excess balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. As a result of this legislation, the Bank will incur additional federal tax liability, but with no impact on the Bank's results of operations. The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve methods, for purposes of determining the Bank's New York State tax liability. No amendments to the New York City law have been made; therefore, the Company cannot predict whether such changes to New York City law will be adopted and, if so, in what form.

     Distributions. To the extent that (I) the Bank's tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Bank makes "nondividend distributions" to the Company that are considered to have been made from the excess bad debt reserve, i.e., that portion, if any, of the balance of the reserve for qualifying real property loans attributable to certain deductions under the percentage of taxable income method, or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the distribution will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for federal income tax purposes would create a tax liability for the Bank.

     The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if after the Conversion, the Bank makes a "nondividend distribution", approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35.0% corporate income tax rate (exclusive of state and city taxes). See "Regulation and Supervision-Limitations on Capital Distributions" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20.0%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90.0% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75.0% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT. The Bank was subject to an environmental tax liability for the tax year ended December 31, 1995, which liability was not material.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70.0% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20.0% of the stock of a corporation distributing a dividend, 80.0% of any dividends received may be deducted.

State and Local Taxation

     New York State and New York City Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of (I) 9.0% of "entire net income" allocable to New York State, during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 3.0% of "alternative entire net income" allocable to New York State, (b) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, or (C) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including the addition of interest income on state and municipal obligations, the partial exclusion of interest income on certain United States Treasury, New York State, and New York City obligations, and an additional New York State bad debt deduction). Alternative entire net income is equal to entire net income without certain deductions which are allowable for the calculation of entire net income. New York State also imposes several surcharges on the
Franchise Tax on Banking Corporations including a 17.0% Metropolitan Transportation Business Tax Surcharge and an additional 7.5% surcharge which currently apply to the Bank.

     The Bank is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. Currently, New York City does not impose surcharges applicable to the Bank.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                           REGULATION AND SUPERVISION

General

     The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS"), as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by the Home Owner's Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act"). The HOLA and the FDI Act were amended by the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings institutions, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings institutions, and imposing bank-like standards on savings institutions. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional safety and soundness operational standards and restrictions. FIRREA and FDICIA both contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings banks and empower the OTS and the FDIC, among other agencies, to promulgate regulations implementing their provisions. The description of statutory provisions and regulations applicable to savings institutions set forth in this document do not purport to be a complete description of such statutes and regulations and their effects on the Bank.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Unless an exception applies, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but does not include real estate. At June 30, 1996, the Bank's largest aggregate amount of loans to one borrower consisted of $7.0 million, and the second largest borrower had an aggregate balance of $4.4 million, which were below the Bank's loans to one borrower limit of $14.6 million at such date. At June 30, 1996, both of these borrowers were current.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, as modified by FDICIA, a savings bank is required to maintain at least 65.0% of its "portfolio assets" (total assets less (I) specified liquid assets up to 20.0% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly basis in 9 out of every 12 months.

     A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. If the savings institution does not convert to a bank charter, generally it will be prohibited from: (I) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the institution's home state. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. As of June 30, 1996, the Bank maintained 92.40% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to the OTS, make capital distributions during a calendar year equal to the greater of: (I) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or
(ii) 75.0% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank would have (I) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0% or (iii) a leverage ratio of less than 4.0%.

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions, and is currently 5.0%. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity and short-term liquidity ratios for June 30, 1996 were 8.68% and 2.59%, respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended June 30, 1996, totalled $264,000.

     Branching. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations with interstate networks to diversify more easily their loan portfolios and lines of business geographically. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions. The branching powers afforded federal savings banks are broader than the branching authority currently available to national banks and state chartered institutions, which generally lack the authority to branch outside their state of domicile. However, national banks and state chartered banks and savings banks will have increased authority under 1995 legislation to establish interstate branches beginning no later than June 1997.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "satisfactory" CRA rating in its most recent examination.

     Transactions with Related Parties. The Bank's authority to engage in certain transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of "covered transactions" (including extension of credit to, purchases of assets from or the issuance of a guarantee, acceptance or letter of credit on behalf of affiliate) with any individual affiliate to 10.0% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20.0% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, (including loan, asset sales or purchases, and any servicing, leases or other agreements) must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(C) of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and principal shareholders (generally considered to be those owners controlling or having the power to vote ten percent or more of any class of the Company's stock) as well as entities controlled by such persons, are currently governed by Sections 22(g) and 22(h) of the FRA, and the Federal Reserve Board's ("FRB") Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Such regulations also place individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain Board approval procedures to be followed. Loans to executive officers are subject to additional restrictions. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including officers, directors and controlling stockholders and other parties participating in the control of the affairs of the institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements, or engages in unsafe and unsound purchases. Possible enforcement action ranges from the imposition of a capital plan, capital directive or cease and desist order to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. FDICIA as amended, required each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In February, 1995, the OTS, together with the other federal bank regulatory agencies, adopted guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. In general, the guidelines require, among other things, appropriate systems and practices to identify and mange the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and described compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. Additional guidelines to establish general standards for asset quality and earnings were recently finalized. In addition, regulations were adopted pursuant to FDICIA to require a savings association that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS may issue an order directing corrective actions including certain types of restrictions which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights ("MSRs") and purchased credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities as principal not permissible for a national bank. The OTS also has the authority to establish higher individual capital requirements for specific institutions which have been deemed by the OTS to pose an unusual risk. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4.0% (3.0% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions unless the institution has received the highest examination rating. See "Prompt Corrective Regulatory Action".

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     FDICIA required that the OTS (and other federal banking agencies) revise the risk-based capital standards, with appropriate transition rules, to ensure that such standards take account of interest rate risk, concentration of risk and the risks of nontraditional activities. The OTS regulations set forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk-based capital regulations. A savings institutions with "above normal" interest rate risk exposure must deduct from total capital a portion of its capital to cover such interest rate risk for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS.

A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the bank's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. For the present time, the OTS has deferred implementation of the interest-rate risk component. If the Bank had been subject to an interest-rate risk component as of June 30, 1996, the Bank would not have been subject to any deduction from capital as a result of its interest rate risk position.

     At June 30, 1996, the Bank met each of its capital requirements. The following table sets forth in terms of dollars and percentages the OTS tangible, leverage and risk-based capital requirements, and the Bank's historical amounts and percentages at June 30, 1996.

                                           At June 30, 1996
                     -----------------------------------------------------------
                       Capital             Actual              Excess
                     Requirement     %     Capital       %     Capital       %
                     -----------    ---    -------     ----    -------    ------

Tangible .........    $ 26,118      1.5%  $ 97,470      5.6%  $ 71,352      4.1%

Leverage .........      52,236      3.0     97,470      5.6     45,234      2.6

Risk-based .......      55,478      8.0    101,911     14.70    46,433      6.7


     Prompt Corrective Regulatory Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions.
Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of under capitalization. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. FDICIA authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio to be no less than 2.0% of assets.

     Under the OTS final rule implementing FDICIA, a savings institution that has a ratio of total risk-based capital to risk-based assets of less than 8.0% or a leverage ratio or a Tier 1 capital to risk-based assets ratio that is less than 4.0% is considered to be "undercapitalized". A savings institution that has a total risk-based capital ratio of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, capital distributions and management fees. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Pursuant to FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities and other criteria relevant to each institution's risk profile as in regard to the insurance fund. Under the risk-based assessment system, the average assessment paid by institutions insured under the SAIF and Bank Insurance Fund (BIF) was increased. Under this system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial conditions and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Bank's assessment rate for fiscal year 1996 is .23% of deposits. The Bank paid $2.4 million for federal insurance premiums to the SAIF for the fiscal year ended June 30, 1996.

     The FDI Act requires that the SAIF and BIF funds each be recapitalized until reserves are at least 1.25% of insured deposits. Upon reaching the 1.25% reserve ratio, the assessment rates for that fund could be reduced. The FDIC has concluded that the BIF has currently attained the 1.25% reserve ratio, but that the SAIF is not likely to reach the 1.25% reserve ratio until sometime after the year 2000, at the earliest. The FDIC has issued final regulations to reduce the assessment rates for the BIF. Currently, over 90% of BIF members pay only the statutory annual minimum of $2,000 for deposit insurance. Under the proposal, BIF-insured institutions would pay an average of $0.04 per $100 of insured deposits. The reduction in the BIF assessment rates occurred during the latter half of calendar year 1995. The resulting disparity in deposit insurance assessments between SAIF members and BIF members provide BIF-insured institutions with certain competitive advantages in the pricing of loans and deposits, because of lowered operating costs and may cause other competitive inequities. SAIF-insured institutions continue to pay assessments at the current SAIF assessment rates. Consequently, the Bank will be adversely affected in comparison to BIF-insured institutions.

     To recapitalize the SAIF, legislation is being considered by Congress to assess a one time special assessment on SAIF insured institutions. The precise amount of any such assessment is uncertain but some regulatory officials have estimated that it would be 69 to 85 basis points of SAIF insured deposits held on a specified date. If enacted, such legislation will would have a significantly adverse effect on operating expenses and results of operations. Congress is also considering legislation that would merge the SAIF and BIF, eliminate the federal thrift charter and require savings associations to become banks. If this legislation is enacted, it may have adverse tax effects, require divestiture of certain activities or otherwise change the Company's operations.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1996, of $13.0 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1996, 1995 and 1994, dividends from the FHLB to the Bank amounted to $725,000, $502,000 and $517,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

     The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $52.0 million or less (subject to adjustment by the FRB) the reserve requirement is 3.0%; and for accounts greater than $52.0 million, the reserve requirement is $1.6 million plus 10.0% (subject to adjustment by the FRB between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a FRB or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the holding company's subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of the voting stock of another savings institution or holding company without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     As a unitary savings and loan holding company (i.e. one that controls only one thrift subsidiary), the Company generally will not be restricted under existing banking laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "Federal Savings Institution Regulation - QTL Test" for a discussion of the QTL requirements. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain other activities authorized by OTS regulation.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Certain states do not authorize interstate acquisitions under any circumstances; however, federal law authorizing acquisitions in supervisory cases would preempt such state law.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person. This requirement would apply to acquisitions of the Company's stock.

     In addition, federal regulations governing conversions of mutual savings institutions to the stock form of organization prohibit the direct or indirect acquisition without prior OTS approval of more than 10.0% of any equity security of a savings institution within three years of the savings institution's conversion to stock form. This limitation applies to acquisitions of the stock of the Company. Such acquisition may be disapproved if it is found, among other things, that the proposed acquisition (a) would frustrate the purposes of the provisions of the regulations regarding conversions, (b) would be manipulative or deceptive, (c) would subvert the fairness of the conversion, (d) would be likely to result in injury to the savings institution, (e) would not be consistent with economical home financing, (f) would otherwise violate law or regulation; or (g) would not contribute to the prudent deployment of the savings institution's conversion proceeds.

Federal Securities Laws

     The Company's Common Stock is registered with the SEC under the Exchange Act of 1934, as amended (the "Exchange Act"). The Company and its officers and directors are subject to periodic reporting, proxy solicitation regulations, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1.0% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

STATISTICAL DATA

The detailed statistical data that follows is being presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission. This data should be read in conjunction with the financial statements and related notes and the discussion included in the Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference to the 1996 Annual Report to Stockholders included and as Exhibit 13.0 to this Form 10-K.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.

     A, B. Page 16 of the Company's 1996 Annual Report presents the distribution of assets, liabilities and stockholders' equity and interest differential, under the caption "Analysis of Net Interest Income" and is incorporated herein by reference.

     C. Interest Differential
     Page 17 of the Company's 1996 Annual Report presents the interest differential under the caption "Rate/Volume Analysis" and is incorporated herein by reference.

A.  Mortgage and Other Loan Activities

The following table sets forth the Bank's loan originations, loan purchases, sales, and principal repayments for the periods indicated:

                                                                                           For the year ended June 30,
                                                                            --------------------------------------------------------
                                                                              1996                    1995                   1994
                                                                            ---------              ---------              ---------
                                                                                                 (In thousands)
Mortgage loans (gross):
  At beginning of period ......................................             $ 224,841              $ 231,615              $ 263,507
  Mortgage loans originated:
    One-to four-family ........................................                38,557                 10,913                 22,907
    Co-operatives .............................................                    --                     86                     45
    Multi-family ..............................................                63,840                 10,500                     --
    Construction ..............................................                 4,159                 12,589                  6,846
    Commercial ................................................                   522                    155                     --
                                                                            ---------              ---------              ---------
      Total mortgage loans originated .........................               107,078                 34,243                 29,798
  Mortgage loans purchased ....................................               426,328                  1,236                     --
                                                                            ---------              ---------              ---------
      Total mortgage loans originated
        and purchased .........................................               533,406                 35,479                 29,798
  Transfer of mortgage loans
    to real estate owned ......................................                (1,450)                  (646)                (2,730)
  Principal repayments ........................................               (59,984)               (40,126)               (52,710)
  Sales of loans ..............................................                (5,830)                (1,481)                (6,250)
                                                                            ---------              ---------              ---------
       At end of period .......................................             $ 690,983              $ 224,841              $ 231,615
                                                                            =========              =========              =========

  Other loans (gross):
    At beginning of period ....................................             $ 108,653              $ 100,250              $ 103,645
    Other loans originated ....................................                35,816                 33,586                 28,148
    Other loans purchased .....................................                23,489                     --                     --
    Principal repayments ......................................               (37,548)               (25,183)               (31,543)
                                                                            ---------              ---------              ---------
       At end of period .......................................             $ 130,410              $ 108,653              $ 100,250
                                                                            =========              =========              =========

B.  Loan Maturity and Repricing

The following table shows the maturity or period to repricing of the Bank's loan portfolio at June 30, 1996. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $97.5 million and $65.3 million, $84.3 million, respectively, for the years ended June 30, 1996, 1995 and 1994.

                                                                                     At June 30, 1996
                                                    --------------------------------------------------------------------------------
                                                                                       Mortgage Loans
                                                    --------------------------------------------------------------------------------
                                                      One- to                            Multi-        Commercial
                                                    four-family      Co-operative        family        Real Estate     Construction
                                                    -----------      ------------        ------        -----------     ------------
                                                                                                                      (In thousands)
Amounts due:
Within one year ...............................       $221,495         $  8,596         $  5,300         $  9,505        $  5,560
After one year:
   One to three years .........................         10,999              361              733            7,029              --
   Three to five years ........................         17,904              272           73,430            9,600              --
   Five to ten years ..........................         92,731              122               --              136              --
   Ten to twenty years ........................        193,775               59              108              864              --
   Over twenty years ..........................         32,127              277               --               --              --
                                                      --------         --------         --------         --------        --------
Total due after one year ......................        347,536            1,091           74,271           17,629              --
                                                      --------         --------         --------         --------        --------
Total amounts due .............................       $569,031         $  9,687         $ 79,571         $ 27,134        $  5,560
                                                      ========         ========         ========         ========        ========

Discounts, premiums and
   deferred loan fees, net ....................
Allowance for loan losses .....................

   Loans receivable, net ......................

                                                                                       At June 30, 1996
                                                              ----------------------------------------------------------------------
                                                                                     Consumer and Other Loans
                                                              ----------------------------------------------------------------------
                                                                Home
                                                               Equity               Home
                                                              Lines of             Equity                Other              Total
                                                               Credit               Loans                Loans            Receivable
                                                               ------               -----                -----            ----------
Amounts due:
Within one year ...............................               $  81,205            $     123           $  21,516          $ 353,300
After one year:
   One to three years .........................                      --                1,265               6,410             26,797
   Three to five years ........................                      --                3,959               3,277            108,442
   Five to ten years ..........................                      --                8,940                 701            102,630
   Ten to twenty years ........................                      --                2,460                 554            197,820
   Over twenty years ..........................                      --                   --                  --             32,404
                                                              ---------            ---------           ---------          ---------
Total due after one year ......................                      --               16,624              10,942            468,093
                                                              ---------            ---------           ---------          ---------
Total amounts due .............................               $  81,205            $  16,747           $  32,458            821,393
                                                              =========            =========           =========          =========

Discounts, premiums and
  deferred loan fees, net .....................                                                                                 848
Allowance for loan losses .....................                                                                              (4,495)
                                                                                                                          ---------
  Loans receivable, net .......................                                                                           $ 817,746
                                                                                                                          =========

The following table sets forth, at June 30, 1996, the dollar amount of all fixed rate loans contractually due after June 30, 1996, and adjustable rate loans repricing after June 30, 1996.

                                                                                            Due After June  30, 1996
                                                                            --------------------------------------------------------
                                                                              Fixed                Adjustable                Total
                                                                              -----                ----------                -----
                                                                                                 (In thousands)
Mortgage loans:
   One- to four-family .....................................                $328,920                $ 18,616                $347,536
   Co-operative ............................................                     465                     626                   1,091
   Multi-family ............................................                   1,788                  72,483                  74,271
   Commercial real estate ..................................                   2,381                  15,248                  17,629
Consumer and other loans ...................................                  27,566                      --                  27,566
                                                                            --------                --------                --------
Total loans ................................................                $361,120                $106,973                $468,093
                                                                            ========                ========                ========

C. Summary of Allowance for Loan Losses

     The following table sets forth the Bank's allowances for loan, investment in real estate and real estate owned losses at the dates indicated.

                                                                                       Year Ended June 30,
                                                              ---------------------------------------------------------------------
                                                                1996           1995           1994           1993           1992
                                                              --------       --------       --------       --------       --------
                                                                                      (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period ..........................     $  1,729       $  1,417       $  1,344       $  1,110       $  2,179
Charge-offs:
   One- to four-family ..................................          (67)           (54)          (241)           (14)          (145)
   Multi-family .........................................           --             --             --             --             --
   Co-op ................................................          (76)           (28)           (74)            --           (767)
   Commercial real estate ...............................           --             --             --             --           (245)
   Consumer and other loans .............................         (122)           (31)           (79)           (54)           (25)
                                                              --------       --------       --------       --------       --------
      Total charge-offs .................................         (265)          (113)          (394)           (68)        (1,182)

Recoveries:
   Mortgage loans .......................................           35             17             14             51             --
   Consumer and other loans .............................           54              8             60             17              5
                                                              --------       --------       --------       --------       --------
      Total recoveries ..................................           89             25             74             68              5
    Allowances of acquired institutions .................        2,217             --             --             --             --
Provision for loan losses ...............................          725            400            393            234            108
                                                              --------       --------       --------       --------       --------

Balance at end of the period ............................     $  4,495       $  1,729       $  1,417       $  1,344       $  1,110
                                                              ========       ========       ========       ========       ========

Ratio of net charge-offs during the period
   to average loans outstanding  during
   the period ...........................................         0.03%          0.03%          0.09%            --           0.27%

Ratio of allowance for loan losses to total
   loans at the end of the period .......................         0.55%          0.52%          0.43%          0.37%          0.27%

Ratio of allowance for loan losses to non-
   performing loans at the end of the period ............        34.63%         47.10%         39.38%         25.52%         18.49%

Allowance for losses on investment
in real estate:
Balance at beginning of period ..........................     $     --       $     --       $     --       $ 44,157       $ 44,157
   Charge-offs ..........................................           --             --             --        (44,157)            --
Provision for losses ....................................           --             --             --             --             --
                                                              --------       --------       --------       --------       --------
Balance at the end of the period ........................     $     --       $     --       $     --       $     --       $ 44,157
                                                              ========       ========       ========       ========       ========

Allowance for losses on real estate owned:
Balance at beginning of period ..........................     $    589       $    632       $  2,288       $    416       $  1,061
   Charge-offs ..........................................         (384)          (103)        (2,740)          (253)          (901)
   Recoveries ...........................................           --             --             11             --             --
   Allowances of acquired institutions ..................          188             --             --             --             --
Provision for losses ....................................          375             60          1,073          2,125            256
                                                              --------       --------       --------       --------       --------
Balance at the end of the period ........................     $    768       $    589       $    632       $  2,288       $    416
                                                              ========       ========       ========       ========       ========

The following table sets forth the Bank's allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss reserve is a valuation reserve applicable to the entire loan portfolio.

                                                                                   At June 30,
                                            ---------------------------------------------------------------------------------------
                                                        1996                          1995                         1994
                                            ----------------------------   ----------------------------   -------------------------
                                                           % of Loans in                  % of Loans in               % of Loans in
                                                            Category to                    Category to                 Category to
                                            Amount          Total Loans    Amount          Total Loans    Amount       Total Loans
                                            ------          -----------    ------          -----------    ------       -----------
                                                                              (Dollars in thousands)
One- to-four-family(1) ................     $3,336             70.46%      $1,249             60.84%      $1,073          65.73%
Commercial real estate ................        158              3.30           --              0.68           --           0.75
Multi-family ..........................        278              9.69           74              5.64           --           2.71
Construction and land .................         47              0.67           --              0.22           --           0.60
Consumer and other loans ..............        676             15.88          406             32.62          344          30.21
                                            ------            ------       ------            ------       ------         ------
     Total allowances .................      4,495            100.00%      $1,729            100.00%      $1,417         100.00%
                                            ======            ======       ======            ======       ======         ======

                                                                              1993                                  1992
                                                               ---------------------------------       -----------------------------
                                                                                   % of Loans in                      % of Loans in
                                                                                    Category to                        Category to
                                                               Amount               Total Loans        Amount          Total Loans
                                                               ------               -----------        ------          -----------
One- to-four-family(1) ................                        $1,104                  67.27%          $  883             70.17%
Commercial real estate ................                            --                   1.14               --              1.20
Multi-family ..........................                            --                   3.13               --              3.65
Construction and land .................                            --                   0.23               --                --
Consumer and other loans ..............                           240                  28.23              227             24.98
                                                               ------                 ------           ------            ------
     Total allowances .................                        $1,344                 100.00%          $1,110            100.00%
                                                               ======                 ======           ======            ======

(1)  Includes allocations for co-op loans.

D.  Composition of Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                                    June 30,
                                                  -----------------------------------------------------------------------------
                                                          1996                         1995                        1994
                                                  --------------------         --------------------        --------------------
                                                               Percent                      Percent                     Percent
                                                                 of                           of                          of
                                                   Amount       Total            Amount      Total          Amount       Total
                                                   ------       -----            ------      -----          ------       -----
                                                                              (Dollars in thousands)
Mortgage loans:
One- to four-family............................   $ 569,031     69.28%         $ 194,290     58.26%        $ 208,550     62.85%
Co-operative...................................       9,687      1.18              8,774      2.63             9,567      2.88
Multi-family...................................      79,571      9.69             18,774      5.63             8,991      2.71
Commercial.....................................      27,134      3.30              2,258      0.68             2,504      0.75
Construction...................................       5,560      0.67                745      0.22             2,003      0.60
                                                  ---------    ------          ---------    ------         ---------    ------
    Total mortgage loans.......................     690,983     84.12            224,841     67.42           231,615     69.79
                                                  ---------    ------          ---------    ------         ---------    ------

Consumer and other loans:
Home equity lines of credit....................      81,205      9.89             70,954     21.28            61,338     18.48
Guaranteed student loans.......................      18,754      2.28             20,529      6.16            22,924      6.91
Home equity loans..............................      16,747      2.04             15,774      4.73            14,334      4.32
Loans on deposit accounts......................       5,782      0.70                980      0.29               982      0.30
Other loans....................................       7,922      0.97                416      0.12               672      0.20
                                                  ---------    ------          ---------    ------         ---------    ------
Total  consumer and other loans................     130,410     15.88            108,653     32.58           100,250     30.21
                                                  ---------    ------          ---------    ------         ---------    ------
Total loans....................................     821,393    100.00%           333,494    100.00%          331,865    100.00%
                                                               ======                       ======                      ======

Discounts, premiums and
 deferred loan fees, net.......................         848                          315                         272
Allowance for loan losses......................      (4,495)                      (1,729)                     (1,417)
                                                  ---------                    ---------                   ---------
Total loans, net...............................   $ 817,746                    $ 332,080                   $ 330,720
                                                  =========                    =========                   =========

                                                                        June 30,
                                                  ---------------------------------------------------
                                                          1993                          1992
                                                  --------------------         ----------------------
                                                              Percent                        Percent
                                                                of                             of
                                                   Amount      Total           Amount         Total
                                                   ------      -----           ------         -----
                                                                (Dollars in thousands)
Mortgage loans:
One- to four-family............................   $ 236,798     64.50%         $ 276,079       67.24%
Co-operative...................................      10,163      2.77             12,035        2.93
Multi-family...................................      11,506      3.13             14,996        3.65
Commercial.....................................       4,183      1.14              4,934        1.20
Construction...................................         857      0.23                 --          --
                                                  ---------    ------          ---------      ------
    Total mortgage loans.......................     263,507     71.77            308,044       75.02
                                                  ---------    ------          ---------      ------

Consumer and other loans:
Home equity lines of credit....................      59,513     16.21             54,509       13.28
Guaranteed student loans.......................      24,871      6.77             27,291        6.65
Home equity loans..............................      16,661      4.54             16,789        4.08
Loans on deposit accounts......................       1,146      0.31              1,280        0.31
Other loans....................................       1,454      0.40              2,700        0.66
                                                  ---------    ------          ---------      ------
Total  consumer and other loans................     103,645     28.23            102,569       24.98
                                                  ---------    ------          ---------      ------
Total loans....................................     367,152    100.00%           410,613      100.00%
                                                               ======                         ======

Discounts, premiums and
 deferred loan fees, net.......................         105                          116
Allowance for loan losses......................      (1,344)                      (1,110)
                                                  ---------                    ---------
Total loans, net...............................   $ 365,913                    $ 409,619
                                                  =========                    =========

E. Money  Market,  Debt and Equity and  Mortgage-Backed  Securities  Composition
Table.

The following table sets forth certain information regarding the carrying and market values of the Company's money market investments and its portfolios of debt and equity and mortgage-backed securities at the dates indicated:

                                                                                            At June 30,
                                                                --------------------------------------------------------------------
                                                                         1996                   1995                    1994
                                                                --------------------    --------------------    --------------------
                                                                Carrying     Market     Carrying     Market     Carrying     Market
                                                                  Value      Value        Value      Value        Value      Value
                                                                --------    --------    --------    --------    --------    --------
                                                                                          (In thousands)
Money Market Investments
Federal funds sold and repurchase agreements ...............    $ 10,450    $ 10,450    $  2,700    $  2,700    $  4,000    $  4,000
                                                                ========    ========    ========    ========    ========    ========

Debt and Equity Securities

Held-to-Maturity:
  United State Agency Obligations ..........................    $ 34,950    $ 34,612    $     --    $     --    $     --    $     --
  United States Treasury Notes .............................          --          --      14,997      14,972      30,002      29,902
  Obligations of New York State and
     local municipalities ..................................         391         435       1,394       1,412       1,397       1,451
  Obligations of other states ..............................          --          --          --          --       1,891       1,971
  FHLB stock ...............................................      12,989      12,989       7,499       7,499       6,202       6,202
                                                                --------    --------    --------    --------    --------    --------
     Total debt and equity securities
        held-to-maturity ...................................    $ 48,330    $ 48,036    $ 23,890    $ 23,883    $ 39,492    $ 39,526
                                                                ========    ========    ========    ========    ========    ========

Available-for-Sale:
   United States Agency Obligations ........................    $ 10,319      10,227    $     --    $     --    $     --    $     --
   United Sates Treasury Bills .............................          --          --      10,531      10,547      24,448      24,393
   United States Treasury Notes ............................       2,992       2,983      13,377      13,333      13,346      13,195
   Marketable equity securities ............................          42          61          --          --          --          --
                                                                --------    --------    --------    --------    --------    --------
     Total debt and equity securities
        available-for-sale .................................    $ 13,353    $ 13,271    $ 23,908    $ 23,880    $ 37,794    $ 37,588
                                                                ========    ========    ========    ========    ========    ========

Mortgage-Backed Securities

  Held-to-Maturity:
    Pass-through certificates guaranteed by
    GNMA ...................................................    $125,195    $125,700    $157,073    $160,939    $120,032    $118,175
    FHLMC ..................................................      14,967      15,005     188,611     186,727     213,585     206,180
    FNMA ...................................................      44,330      44,290      68,078      68,154      60,582      58,955
                                                                --------    --------    --------    --------    --------    --------
       Total mortgage-backed securities
         held-to-maturity ..................................    $184,492    $184,995    $413,762    $415,820    $394,199    $383,310
                                                                ========    ========    ========    ========    ========    ========

Available-for-Sale:
       Pass-through certificates guaranteed by
    GNMA ...................................................    $170,142    $169,753    $     --    $     --    $     --    $     --
    FHLMC ..................................................     255,498     249,598      77,072      78,195          --          --
    FNMA ...................................................     172,863     169,944      25,845      26,258          --          --
    REMIC ..................................................       2,503       2,445          --          --          --          --
                                                                --------    --------    --------    --------    --------    --------
      Total mortgage-backed securities
         available-for-sale ................................    $601,006    $591,740    $102,917    $104,453    $     --    $     --
                                                                ========    ========    ========    ========    ========    ========

F.  Maturity  Listing  for  Money  Market  Investments,   Debt  and  Equity  and
Mortgage-Backed Securities Portfolio

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's federal funds sold and repurchase agreement, debt and equity securities and mortgage-backed securities at June 30, 1996. There were no debt and equity, exclusive of obligations of the U.S. Treasury securities, issued by any one entity with a total carrying value in excess of 10.0% of retained earnings at June 30, 1996.

                                                                                   At June 30, 1996
                                                               ----------------------------------------------------------
                                                                    One Year or Less               One to Five Years
                                                               --------------------------     ---------------------------
                                                                               Annualized                      Annualized
                                                                                Weighted                        Weighted
                                                               Carrying         Average       Carrying           Average
                                                                 Value           Yield          Value             Yield
                                                                 -----           -----          -----             -----
                                                                                  (Dollars in thousands)
Money Market Investments
Federal funds sold and repurchase agreement ............        $10,450           5.29%             --              --

Debt and Equity Securities
Held-to-Maturity:
United States Government Agency Obligations ............        $    --             --         $ 9,931            6.00%
Obligations of New York State and local municipalities .             --             --             391            7.88
FHLB stock .............................................             --             --              --              --
                                                                -------                        -------
     Total debt and equity securities held-to-maturity .        $    --             --         $10,322            6.07%
                                                                =======                        =======

Available-for-Sale:
United States Treasury Notes ...........................        $ 2,992           5.24%        $    --              --
United States Government Agency Obligations ............          3,342           6.08           6,977            6.05
Marketable Equities ....................................             --             --              --              --
                                                                -------                        -------
     Total debt and equity securities available-for-sale        $ 6,334           5.68%        $ 6,977            6.05%
                                                                =======                        =======

Mortgage-Backed  Securities
Held-to-Maturity:
Pass-through certificates guaranteed by
GNMA ...................................................        $    --             --               4            9.85%
FHLMC ..................................................             --             --              --              --
FNMA ...................................................             --                             --              --
                                                                -------                        -------
     Total mortgage-backed securities held-to-maturity .        $    --             --         $     4            9.85%
                                                                =======                        =======

Available-for-Sale:
Pass-through certificates guaranteed by
GNMA ...................................................        $    --                        $   254            7.85%
FHLMC ..................................................          1,959           8.00          23,626            6.16
FNMA ...................................................             --             --          30,785            6.50
FHLMC REMIC ............................................             --             --              --              --
                                                                -------                        -------
     Total mortgage-backed securities available-for-sale        $ 1,959           8.00%        $54,665            6.36%
                                                                =======                        =======

                                                                                   At June 30, 1996
                                                               ----------------------------------------------------------
                                                                    Five to Ten Years             More Than Ten Years
                                                               --------------------------     ---------------------------
                                                                               Annualized                      Annualized
                                                                                Weighted                        Weighted
                                                               Carrying         Average       Carrying           Average
                                                                 Value           Yield          Value             Yield
                                                                 -----           -----          -----             -----
                                                                                  (Dollars in thousands)
Money Market Investments
Federal funds sold and repurchase agreement ............             --             --              --              --

Debt and Equity Securities
Held-to-Maturity:
United States Government Agency Obligations ............        $25,019           7.57%        $     --             --
Obligations of New York State and local municipalities .             --             --               --             --
FHLB stock .............................................             --             --           12,989           6.50
                                                                -------                        --------
     Total debt and equity securities held-to-maturity .        $25,019           7.57%        $ 12,989           6.50%
                                                                =======                        ========

Available-for-Sale:
United States Treasury Notes ...........................             --             --         $     --             --
United States Government Agency Obligations ............             --             --               --             --
Marketable Equities ....................................             --             --               42           1.08
                                                                -------                        --------
     Total debt and equity securities available-for-sale             --             --         $     42           1.08%
                                                                =======                        ========

Mortgage-Backed  Securities
Held-to-Maturity:
Pass-through certificates guaranteed by
GNMA ...................................................             --             --         $125,191           6.78%
FHLMC ..................................................            146           7.82           14,821           7.03
FNMA ...................................................             --             --           44,330           7.27
                                                                -------                        --------
     Total mortgage-backed securities held-to-maturity .        $   146           7.82%        $184,342           6.92%
                                                                =======                        ========

Available-for-Sale:
Pass-through certificates guaranteed by
GNMA ...................................................        $ 2,381           7.76%        $167,507           6.72%
FHLMC ..................................................             --             --          229,913           7.38
FNMA ...................................................             --             --          142,078           7.28
FHLMC REMIC ............................................          2,503           6.50               --             --
                                                                -------                        --------
     Total mortgage-backed securities available-for-sale        $ 4,884           7.11%        $539,498           7.15%
                                                                =======                        ========

                                                                                   At June 30, 1996
                                                               ----------------------------------------------------------
                                                                                   Total Securities
                                                               ----------------------------------------------------------
                                                                                                             Annualized
                                                                  Average                     Approx.         Weighted
                                                                    Life       Carrying       Market           Average
                                                                 (in years)      Value        Value             Yield
                                                                 ----------      -----        -----             -----
Money Market Investments
Federal funds sold and repurchase agreement ............             --        $ 10,450      $ 10,450            5.29%

Debt and Equity Securities
Held-to-Maturity:
United States Government Agency Obligations ............            7.9        $ 34,950      $ 34,612            7.12%
Obligations of New York State and local municipalities .            3.8             391           435            7.88
FHLB stock .............................................             --          12,989        12,989            6.50
                                                                               --------      --------
     Total debt and equity securities held-to-maturity .            7.9        $ 48,330      $ 48,036            6.96%
                                                                               ========      ========

Available-for-Sale:
United States Treasury Notes ...........................            0.6        $  2,992      $  2,983            5.24%
United States Government Agency Obligations ............            1.9          10,319        10,227            6.06
Marketable Equities ....................................             --              42            61            1.08
                                                                               --------      --------
     Total debt and equity securities available-for-sale            1.6        $ 13,353      $ 13,271            5.86%
                                                                               ========      ========

Mortgage-Backed  Securities
Held-to-Maturity:
Pass-through certificates guaranteed by
GNMA ...................................................           5.86        $125,195      $125,700            6.78%
FHLMC ..................................................           4.57          14,967        15,005            7.04
FNMA ...................................................           5.52          44,330        44,290            7.27
                                                                               --------      --------
     Total mortgage-backed securities held-to-maturity .           5.67        $184,492      $184,995            6.92%
                                                                               ========      ========

Available-for-Sale:
Pass-through certificates guaranteed by
GNMA ...................................................           6.08        $170,142      $169,753            6.74%
FHLMC ..................................................           7.09         255,498       249,598            7.27
FNMA ...................................................           5.72         172,863       169,944            7.14
FHLMC REMIC ............................................           5.50           2,503         2,445            6.50
                                                                               --------      --------
     Total mortgage-backed securities available-for-sale           6.38        $601,006      $591,740            7.08%
                                                                               ========      ========

G.  Deposit Activities

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                                                           For the Years Ended
                                                                      --------------------------------------------------------------
                                                                         1996                     1995                     1994
                                                                      ----------               ----------               ----------
                                                                                             (In thousands)
Opening balance ........................................              $  670,317               $  587,221               $  600,278
Bank of Westbury deposits assumed ......................                 151,992                       --                       --
Sunrise Bancorp, Inc. deposits assumed .................                 479,213                       --                       --
Excess of deposits (withdrawals) .......................                   1,679                   61,084                  (30,831)
Interest credited on deposits ..........................                  42,425                   22,012                   17,774
                                                                      ----------               ----------               ----------
Ending balance .........................................              $1,345,626               $  670,317               $  587,221
                                                                      ==========               ==========               ==========

Net increase (decrease) in deposits ....................              $  675,309               $   83,096               $  (13,057)
                                                                      ==========               ==========               ==========
Percentage increase (decrease) .........................                   100.7%                    14.2%                    (2.2%)

     At June 30, 1996, the Bank has outstanding $36.0 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                                      Weighted
                                                     Amount         Average Rate
                                                     ------         ------------
                                                 (In thousands)
Maturity Period:
Three months or less .......................        $ 9,247            5.12%
Over three through six months ..............          7,462            5.39
Over six through 12 months .................          7,450            5.22
Over 12 months .............................         11,858            6.00
                                                    -------            ----
      Total ................................        $36,017            5.48%
                                                    =======            ====

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                      For the year ended June  30,
                                 ---------------------------------------------------------------------------------------------------
                                               1996                                1995                             1994
                                 --------------------------------      -----------------------------    ----------------------------
                                                         Weighted                           Weighted                        Weighted
                                             Percent     Average                  Percent    Average              Percent    Average
                                  Average    of Total    Nominal       Average    of Total   Nominal    Average   of Total   Nominal
                                  Balance    Deposits     Rate         Balance    Deposits    Rate      Balance   Deposits    Rate
                                  -------    --------     ----         -------    --------    ----      -------   --------    ----
                                                                           (Dollars in thousands)
Passbook accounts.............  $  353,617     33.43%      2.50%      $ 236,047    38.09%     2.50%     $268,779    45.04%     2.57%
NOW accounts..................      58,576      5.54       1.95          25,275     4.08      1.90        25,927     4.34      1.93
                                ----------    ------                   --------   ------                --------   ------

Total passbook and
  NOW accounts................     412,193     38.97       2.42         261,322    42.17      2.44       294,706    49.38      2.51
                                ----------    ------                   --------   ------                --------   ------

Money market accounts.........      97,975      9.26       2.54          91,051    14.69      2.50       105,594    17.69      2.51
                                ----------    ------                   --------   ------                --------   ------
Certificate accounts:
     31 days..................          70      0.01       2.50              85     0.01      2.50           317     0.05      2.51
     91 days..................     23,655      2.24       4.79           2,565     0.41      3.31         3,512     0.59      2.53
      4 months................         447      0.04       4.31             317     0.05      2.80           453     0.08      2.53
      6 months................      78,709      7.44       5.08          46,687     7.53      4.24        47,120     7.89      2.95
      9 months................      55,401      5.24       5.49          17,732     2.86      5.83            --       --        --
     12 months................     145,466     13.76       5.07          81,499    13.15      4.58        71,969    12.06      3.37
     15 months................      60,638      5.73       6.22          31,777     5.13      6.32            --       --        --
     18 months................      79,042      7.47       6.14          38,857     6.27      5.38        23,773     3.98      4.02
     18 month variable IRA....          --        --         --              37     0.01      4.91           508     0.09      3.41
     24 months................      10,655      1.01       5.75              --       --        --            --       --        --
     30 months................      11,990      1.13       5.16          10,303     1.66      4.83         9,908     1.66      4.84
     36 months................      11,576      1.09       5.09          10,943     1.77      4.98        11,753     1.97      5.23
     42 months................       2,962      0.28       5.34           3,337     0.54      5.46         3,941     0.66      6.43
     48 months................      20,553      1.94       5.42          22,683     3.66      5.48        22,312     3.74      5.73
     60 months................      43,425      4.11       6.28              --       --        --            --       --        --
     72 months................          --        --         --             232     0.04      7.75           296     0.05      7.75
     96 months................          --        --         --             286     0.05      8.00           663     0.11      8.00
Other certificates............       2,973      0.28       5.28              --       --        --            --       --        --
                                ----------    ------                   --------   ------                --------   ------
Total certificates............     547,562     51.77       5.48        $267,340    43.14      5.04      $196,525    32.93      3.87
                                ----------    ------                   --------   ------                --------   ------
Total deposits................  $1,057,730    100.00%      4.02        $619,713   100.00%     3.57      $596,825   100.00%     2.96
                                ==========    ======                   ========   ======                ========   ======

     The following table presents, by rate categories, the balances of the Bank's certificate accounts outstanding, interest rate categories, at June 30, 1996, 1995 and 1994 and the remaining periods to maturity of certificate deposit accounts outstanding at June 30, 1996.

                                                    Period to maturity from
                                                         June 30, 1996                                      June 30,
                                      ------------------------------------------------        --------------------------------------
                                                      One to       Two to        Over
                                      Within           Two         Three         Three
                                      One Year        Years        Years         Years         1996           1995            1994
                                      --------        -----        -----         -----        ------         ------          -----
                                                                             (In thousands)
Certificate accounts:
2.99% or less...................      $  1,410      $     --     $     --     $     --       $  1,410       $    837        $ 28,835
3.00% to 3.99%..................         2,388            --           --           --          2,388          2,907          80,172
4.00% to 4.99%..................       156,029        10,184          475            2        166,690         37,255          60,691
5.00% to 5.99%..................       254,913        73,346       18,561       16,100        362,920        160,180          17,730
6.00% to 6.99%..................        62,978        21,504        5,757       45,581        135,820        145,378           7,906
7.00% to 7.99%..................         4,914           236           --           89          5,239            237           1,672
8.00% to 8.99%..................            21            21          188            5            235             --              --
9.00% and greater...............            --            --          134           --            134            142             747
                                      --------      --------     --------     --------       --------       --------        --------
Total...........................      $482,653      $105,291     $ 25,115     $ 61,777       $674,836       $346,936        $197,753
                                      ========      ========     ========     ========       ========       ========        ========


H. Borrowings

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the fiscal years ended on the dates indicated:

                                                                                                  At or For the
                                                                                                Year Ended June 30,
                                                                               -----------------------------------------------------
                                                                                 1996                  1995                  1994
                                                                               --------              --------              --------
                                                                                                  (In thousands)
FHLB-NY advances:
  Average balance outstanding ....................................             $ 29,882              $ 95,554              $ 62,531
   Maximum amount outstanding at any
       month-end during the period ...............................               71,218               126,000                88,000
   Balance outstanding at end of period ..........................                3,000                40,000                78,000
   Weighted-average interest rate during the period ..............                 7.29%                 6.00%                 3.57%
   Weighted-average interest rate at end of period ...............                 5.98%                 7.60%                 4.60%

Reverse repurchase agreements:
  Average balance outstanding ....................................             $150,173              $ 10,103              $     --
   Maximum amount outstanding at any
       month-end during the period ...............................              279,678                57,035                    --
   Balance outstanding at end of period ..........................              263,160                57,035                    --
   Weighted-average interest rate during the period ..............                 5.58%                 6.09%                   --
   Weighted-average interest rate at end of period ...............                 5.41%                 6.04%                   --

Total borrowings:
  Average balance outstanding ....................................             $180,055              $105,657              $ 62,531
   Maximum amount outstanding at any
       month-end during the period ...............................              282,678               183,035                88,000
   Balance outstanding at end of period ..........................              266,160                97,035                78,000
   Weighted-average interest rate during the period ..............                 5.87%                 6.01%                 3.57%
   Weighted-average interest rate at end of period ...............                 5.42%                 6.68%                 4.60%

Item 2.  Properties

     The Bank  conducts its business  through its  administrative  office and 28
full-service   branch   offices.   Loan   originations   are  processed  at  the
administrative office.

                                                                                                                      Net Book Value
                                                                                                                     of Property or
                                                                               Original Date       Date of             Leasehold
                                                                 Leased or       Leased or          Lease            Improvements at
       Location                                                   Owned          Acquired       Expiration(1)        June 30, 1996
       --------                                                   -----          --------       -------------        -------------
                                                                                                                      (In thousands)
Administrative Office:
585 Stewart Avenue
Garden City, NY  11530...................................          Leased           1977              2002              $   47

Banking Offices:
300 Garden City Plaza
Garden City, NY  11530
(Home Office)............................................          Leased           1979              2004                  --

983 Willis Avenue
Albertson, NY  11507.....................................           Owned           1965                --                 545

422 Hillside Avenue
Williston Park, NY  11596................................          Leased           1972              2017                 284

380 Hillside Avenue(2)
Williston Park, NY  11596................................           Owned           1964                --                 211

570 Stewart Avenue
Bethpage, NY  11714......................................          Leased           1963              2008                  38

341 Post Avenue
Westbury, NY  11590......................................           Owned           1995                --                 325

2530 Stewart Avenue
Westbury, NY  11590......................................           Owned           1995                --                 432

405 Jerusalem Avenue
Hicksville, NY  11801....................................          Leased           1995              2005                  29

2843 Jerusalem Avenue
North Bellmore, NY  11710................................          Leased           1995              2012                   6

172 New Hyde Park Road
Franklin Square, NY  11010...............................          Leased           1995              2020                  --

215 Glen Cove Road
Carle Place, NY  11514...................................          Leased           1995              1996                   1

312 Conklin Street
Farmingdale, NY  11735...................................           Owned           1996                --                 185

195 Merritt Road
South Farmingdale,  NY  11735............................           Owned           1996                --                 592

1074 Old Country Road
Plainview, NY  11803.....................................           Owned           1996                --                 140

300 S. Wellwood Avenue
Lindenhurst, NY  11757...................................           Owned           1996                --                 239

                                                                                                                      Net Book Value
                                                                                                                     of Property or
                                                                               Original Date       Date of             Leasehold
                                                                 Leased or       Leased or          Lease            Improvements at
       Location                                                   Owned          Acquired       Expiration(1)        June 30, 1996
       --------                                                   -----          --------       -------------        -------------
                                                                                                                      (In thousands)
(Continued)
1134 Deer Park Avenue
North Babylon, NY  11703.................................          Leased           1996              1998                  --

2087 Deer Park Avenue
Deer Park, NY  11729.....................................           Owned           1996                --                 189

2080 Deer Park Avenue(2)
Deer Park, NY 11729......................................           Owned           1996                --                 159

434 Union Boulevard
West Islip, NY  11795....................................          Leased           1996              2004                  --

340 Washington Avenue
North Brentwood, NY  11717............................... Owned/Leased(6)           1996              2014                 141

742 Route 25 A
Kings Park, NY  11754....................................          Leased           1996              2002                  --

250 Smithtown Boulevard
Nesconset, NY  11767.....................................           Owned           1996                --                 249

245 Lake Avenue
St. James, NY  11780.....................................           Owned           1996                --                 206

335 Main Street
Farmingdale, NY 11735....................................          Leased           1996              2000                  --

375 Fulton Avenue
Farmingdale, NY 11735....................................          Leased           1996              2002                  --

233-15 Hillside Avenue
Queens Village, NY  11427................................           Owned           1961                --                 374

19-01 Utopia Parkway
Whitestone, NY  11357....................................       Leased(4)           1976              2026                  --

32-02 Francis Lewis Blvd
Flushing, NY  11358......................................           Owned           1957                --                 205

69-09 164th Street
Flushing, NY  11365......................................           Owned           1967                --                 674

204-12 Hillside Avenue(3)
Hollis, NY  11423........................................    Owned/Leased           1954              2003                  42

162-04 Jamaica Avenue
Jamaica, NY  11432.......................................       Leased(5)           1989              2001                 755

216-26 Jamaica Avenue
Queens Village, NY  11428................................           Owned           1939                --                  56
                                                                                                                        ------
          Total..........................................                                                               $6,124
                                                                                                                        ======
(Footnotes on next page)

(1)  Leased property includes all option periods.
(2)  Drive-up facility.
(3)  The Bank owns one half of the property and leases the other half.
(4)  The Bank pays all real estate taxes on this property.
(5) This branch was originally owned by the Bank. The Bank has subsequently sold the property and is now leasing it. The transaction is being treated as a capital lease (sale/leaseback).
(6) The Bank owns the building and leases the land. Option to purchase the land at the end of the last lease option.

Item 3. Legal Proceedings

     The Bank is involved in various legal actions arising in the ordinary course of its business which, in the aggregate, involve amounts which are believed by management to be not material to the financial condition of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the Nasdaq National Market and quoted under the symbol "RELY". As of September 17, 1996, the Company had 1,100 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     Information regarding the Company's common stock and its price for the 1996 fiscal year appears on page 55 of the 1996 Annual Report under the caption "Stockholder Information" and is incorporated herein by this reference.

     On September 18, 1996, the Company's Board of Directors adopted a Stockholder Protection Rights Plan and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock of the Company. Each Right, initially, will entitle stockholders to buy a one one-hundredth interest in a share of a new series of preferred stock of the Corporation at an exercise price of $60.00, upon the occurrence of certain events described in the Plan. Initially, Rights will not be exercisable and will transfer with and only with the shares of common stock. The Rights will be exercisable and separately transferable ten business days after a person or group of persons acquires 10% or more of the common stock of Reliance Bancorp, Inc. ("Acquiring Person") or a person or group of persons announces a tender offer, the consummation of which would result in ownership by a person or group of persons of 10% or more of Company common stock. Subject to certain limitations, the Company's Board of Directors may reduce the 10% threshold.

     If a person or group of persons becomes an Acquiring Person, each Right, unless redeemed by the Board of Directors at a price of $0.01 per Right, will entitle its holder (other than such person or member of such group) to purchase, at the then-current exercise price of the Right, a number of shares of common stock of Reliance Bancorp, Inc. having a market value equal to twice the exercise price of the Right. Alternatively, at any time after an Acquiring Person becomes such, but prior to the acquisition by such person of 50% or more of the Company's common stock, the Board of Directors may, at its option, direct the issuance of one share of common stock in exchange for each Right other than those held by the Acquiring Person.

     The Rights dividend distribution will be payable to stockholders of record on October 3, 1996. The Rights will expire ten years later on October 3, 2006. The distribution of the Rights is not taxable to stockholders.

Item 6. Selected Financial Data

     Information  regarding  selected  financial  data appears on page 10 of the
1996  Annual  Report  under  the  caption  "Selected   Financial  Data"  and  is
incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 12 through 24 of the 1996 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data

     Information   regarding  the  financial   statements  and  the  Independent
Auditors' Report appears on pages 25 through 52 of the 1996 Annual Report and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10. Directors and Executive Officers of the Company

     Information regarding the directors and executive officers of the Company appears on pages 5 through 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 1996 under the caption "Information With Respect to the Nominees, Continuing Directors, and Named Executive Officers" and is incorporated herein by this reference.

Item 11. Executive Compensation

     Information regarding executive compensation included under the caption "Summary Compensation Table" appears on page 14 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 1996 and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners appears on page 3 and 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 12, 1996 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

     Information regarding security ownership of management appears on pages 5 through 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 1996 under the caption "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers" and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions appears on page 19 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 1996 under the caption "Transactions With Certain Related Persons" and is incorporated herein by this reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

     The following financial statements are included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996 and are incorporated by this reference:

     -    Consolidated Statements of Condition at June 30, 1996 and 1995
     - Consolidated Statements of Income for each of the years in the three year period ended June 30, 1996
     - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended June 30, 1996
     - Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 1996
     -    Notes to Consolidated Financial Statements
     -    Independent Auditors' Report

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

2. Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 1996

     None

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

           Exhibit
           Number
           ------
             3.1          Certificate of Incorporation of Reliance Bancorp, Inc. (1)
             3.2          By-Laws of Reliance Bancorp, Inc. (1)
            10.1(a)       Reliance Federal Savings Bank Recognition and Retention Plan for
                          Officers  and Employees (2)
            10.1(b)       Reliance Federal Savings Bank Recognition and Retention Plans for
                          Outside Directors (2)
            10.2          Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan (2)
            10.3          Reliance Bancorp, Inc. 1994 Stock Option Plan for Outside Directors (2)
            10.4(a)       Form of Reliance Bancorp, Inc. Employee Stock Ownership Plan and
                          Trust (1)
            10.4(b)       Form of Reliance Federal Savings Bank Employee Stock Ownership
                          Trust Agreement (1)
            10.5          Form of Employment Agreement between Reliance Federal Savings
                          Bank and Certain Officers (1)
            10.6          Form of Employment Agreement between Reliance Bancorp, Inc.
                          and Certain Executive Officers (1)
            10.7          Form of Change-in-Control Agreement between Reliance Federal
                          Savings Bank and Certain Officers (1)
            10.8          Form of Change-in-Control Agreement among the Reliance Bancorp,
                          Inc. and Certain Officers (1)
            10.9          Form of Reliance Federal Savings Bank Employee Severance
                          Compensation  Plan (1)
            10.10         Form of Reliance Federal Savings Bank Supplemental Executive
                          Retirement Plan (1)
            10.11         ESOP Loan Commitment Letter and Form of ESOP Loan Documents (1)
            10.12         Form of Reliance Federal Savings Bank Outside Directors' Consultation
                          and Retirement Plan (1)
            10.13         Form of Reliance Bancorp, Inc. Employment Agreement
            11.0          Statement Re: Computation of Per Share Earnings
            13.0          1996 Annual Report to Stockholders
            21.0          Subsidiaries information incorporated herein by reference to Part 1 -
                          Subsidiaries
            23.0          Consent of Independent Auditors
            27.0          Financial Data Schedule
            99.0          Proxy Statement for the Annual Meeting of Stockholders to be held on
                          November 12, 1996
            99.1          Stockholders Protection Rights Agreement; dated as of September 18, 1996 (3)

(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-72476
(2) Incorporated by reference into this document from the Exhibits to the 1996 Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 1996.
(3) Incorporated by reference into this document from the Exhibits filed with the registration statement on Form 8-A, filed on September 27, 1996.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Reliance Bancorp, Inc.
                          -------------------------------
                                   (Registrant)


                          /s/  Raymond A. Nielsen             September 18, 1996
                          -------------------------------
                                Raymond A. Nielsen
                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            NAME                        TITLE                        DATE
            ----                        -----                        ----

/s/ Raymond A. Nielsen      President and                     September 18, 1996
- --------------------------  Chief Executive Officer           ------------------
    Raymond A. Nielsen

/s/ Paul D. Hagan           Chief Financial Officer           September 18, 1996
- --------------------------                                    ------------------
    Paul D. Hagan

/s/ Raymond L. Nielsen      Chairman of the Board and former  September 18, 1996
- --------------------------  Chief Executive Officer           ------------------
    Raymond L. Nielsen

/s/ Thomas G. Davis, Jr.    Director                          September 18, 1996
- --------------------------                                    ------------------
    Thomas G. Davis, Jr.

/s/ Conrad J. Gunther, Jr.  Director                          September 18, 1996
- --------------------------                                    ------------------
    Conrad J. Gunther, Jr.

/s/ Douglas G. LaPasta      Director                          September 18, 1996
- --------------------------                                    ------------------
    Douglas G. LaPasta

/s/ Donald LaPasta          Director                          September 18, 1996
- --------------------------                                    ------------------
    Donald LaPasta

/s/ Peter F. Neumann        Director                          September 18, 1996
- --------------------------                                    ------------------
    Peter F. Neumann

/s/  J. William Newby       Director                          September 18, 1996
- --------------------------                                    ------------------
     J. William Newby