Form 10-Q
period 1996-09-30
RELIANCE BANCORP INC
filed 1996-11-14
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                For the quarterly period ended September 30, 1996


                         Commission File Number: 0-23126


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

As of November 7, 1996 there were 8,911,739 shares of common stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS - Unaudited

           Consolidated Statements of Condition at September 30, 1996 and June 30, 1996 (Unaudited)

           Consolidated Statements of Operation for the Three Months Ended September 30, 1996 and 1995 (Unaudited)

           Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1996 and 1995 (Unaudited)

           Notes to Unaudited Consolidated Financial Statements

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Condition
                                   (Unaudited)
             (Dollars in thousands, except per share data)

                                                                        September 30,     June 30,
                              Assets                                        1996            1996
                                                                        -------------     --------
Cash and due from banks .............................................   $    17,271    $    22,420
Money market investments ............................................         6,800         10,450
Debt and equity securities available-for-sale .......................        15,367         13,271
Debt and equity securities held-to-maturity (estimated market
   values of $45,842 and $48,036, respectively) .....................        46,003         48,330
Mortgage-backed securities available-for-sale .......................       647,180        591,740
Mortgage-backed securities held-to-maturity (estimated market
   values of $179,669 and $184,995, respectively) ...................       178,296        184,492

Loans receivable:
     Mortgage loans .................................................       695,277        690,967
     Consumer and other loans .......................................       132,581        131,274
       Less allowance for loan losses ...............................        (4,504)        (4,495)
                                                                        -----------    -----------
             Loans receivable, net ..................................       823,354        817,746

Accrued interest receivable, net ....................................        11,653         11,312
Office properties and equipment, net ................................        13,981         13,821
Prepaid expenses and other assets ...................................        15,745         14,070
Mortgage servicing rights ...........................................         3,731          3,905
Excess of cost over fair value of net assets acquired ...............        48,573         49,429
Real estate owned, net ..............................................         1,486          1,564
                                                                        -----------    -----------
             Total assets ...........................................   $ 1,829,440    $ 1,782,550
                                                                        ===========    ===========

                 Liabilities and Stockholders' Equity
Deposits ............................................................   $ 1,358,443    $ 1,345,626
FHLB advances .......................................................         3,000          3,000
Securities sold under agreements to repurchase ......................       287,750        263,160
Advance payments by borrowers for taxes and insurance ...............        14,397          8,846
Accrued expenses and other liabilities ..............................        16,298          8,299
                                                                        -----------    -----------
             Total liabilities ......................................     1,679,888      1,628,931
                                                                        -----------    -----------

Commitments

                       Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued ...........................................          --             --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued; 8,911,739 and 9,128,739
    outstanding at September 30, 1996 and June 30, 1996, respectively           108            108
Additional paid-in capital ..........................................       104,205        104,041
Retained earnings, substantially restricted .........................        81,417         83,966
Unrealized depreciation on securities
   available for sale, net of taxes .................................        (3,817)        (5,281)
Less:
Unallocated common stock held by ESOP ...............................        (6,003)        (6,210)
Unearned common stock held by RRP ...................................        (2,186)        (2,392)
Treasury stock, at cost (1,839,081 and 1,622,081 shares
  at September 30, 1996 and June 30, 1996, respectively) ............       (24,172)       (20,613)
                                                                        -----------    -----------
     Total stockholders' equity .....................................       149,552        153,619
                                                                        -----------    -----------
            Total liabilities and stockholders' equity ..............   $ 1,829,440    $ 1,782,550
                                                                        ===========    ===========

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Operation
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                            Three Months Ended
                                                                               September 30,
                                                                           --------------------
                                                                             1996        1995
                                                                           --------    --------
Interest income:
   First mortgage loans ................................................   $ 13,751    $  5,546
   Consumer and other loans ............................................      2,856       2,609
   Mortgage-backed securities ..........................................     14,123       9,943
   Money market investments ............................................        125         176
   Debt and equity securities ..........................................      1,105         682
                                                                           --------    --------
      Total interest income ............................................     31,960      18,956
                                                                           --------    --------

Interest expense:
   Deposits ............................................................     13,079       7,963
   Borrowed funds ......................................................      3,935       1,899
                                                                           --------    --------
      Total interest expense ...........................................     17,014       9,862
                                                                           --------    --------
      Net interest income before provision for loan losses .............     14,946       9,094
   Provision for loan losses ...........................................        100         100
                                                                           --------    --------
      Net interest income after provision for loan losses ..............     14,846       8,994
                                                                           --------    --------

Non-interest income:
   Loan fees and service charges .......................................        208          71
   Other operating income ..............................................        494         243
   Net gain (loss) on securities .......................................        (16)          2
                                                                           --------    --------
      Total non-interest income ........................................        686         316
                                                                           --------    --------

Non-interest expense:
   Compensation and benefits ...........................................      4,097       2,679
   Occupancy and equipment .............................................      1,424         859
   Federal deposit insurance premiums ..................................        772         428
   Advertising .........................................................        338         266
   Other operating expense .............................................      1,366         865
                                                                           --------    --------
      Total general and administrative expenses ........................      7,997       5,097
   Real estate operations, net .........................................        104          48
   Amortization of excess of cost over fair value of net assets acquired        856          86
   SAIF recapitalization charge ........................................      8,250        --
                                                                           --------    --------
   Total non-interest expense ..........................................     17,207       5,231
                                                                           --------    --------

Income (loss) before income taxes ......................................     (1,675)      4,079
Income tax expense (benefit) ...........................................       (271)      1,719
                                                                           --------    --------

Net income (loss) ......................................................   $ (1,404)   $  2,360
                                                                           ========    ========

Net income (loss) per common share .....................................   $  (0.17)   $   0.26
                                                                           ========    ========

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                   ----------------------
                                                                                      1996         1995
                                                                                   ---------    ---------
                                                                                         (Unaudited)
Cash flows from operating activities:
 Net income (loss) .............................................................   $  (1,404)   $   2,360
 Adjustments  to reconcile  net income  (loss) to net cash provided by operating activities:
 Provision for loan losses .....................................................         100          100
 Provision for losses on real estate owned .....................................          50         --
 (Accretion of discounts) amortization of premiums, net ........................          34         (362)
 Amortization relating to allocation and earned portion of stock plans .........         577          497
 Amortization of excess of cost over fair value of net assets acquired .........         856           86
 Amortization of purchased mortgage servicing rights ...........................         174         --
 Depreciation and amortization .................................................         336          201
 Net (gain) loss on securities .................................................          16           (2)
 Net gain on loans sold ........................................................          (3)        --
 Increase in accrued interest receivable .......................................        (341)        (313)
 Increase in prepaid expense and other assets ..................................      (2,803)        (441)
 Increase in accrued expenses and other liabilities ............................       7,801          485
                                                                                   ---------    ---------
     Net cash provided by operating activities .................................       5,393        2,611
                                                                                   ---------    ---------

Cash flows from investing activities:
 Originated and purchased loans, net of principal repayments on loans ..........      (7,606)      (5,733)
 Purchases of mortgage-backed securities available-for-sale ....................     (75,612)     (70,584)
 Principal repayments from mortgage-backed securities ..........................      28,698       25,755
 Purchases of debt securities available-for-sale ...............................      (5,000)        --
 Proceeds from calls of debt securities ........................................       2,313         --
 Proceeds from sales of debt securities available-for-sale .....................       2,984        1,977
 Proceeds from maturities of debt securities ...................................        --         10,000
 Purchases of premises and equipment ...........................................        (509)        (338)
 Proceeds from loans sold ......................................................       1,408          521
 Proceeds from sales of real estate owned ......................................         508          144
 Cash paid for Bank of Westbury net of cash and cash
      equivalents acquired .....................................................        --           (165)
                                                                                   ---------    ---------
     Net cash used in investing activities .....................................     (52,816)     (38,423)
                                                                                   ---------    ---------

Cash flows from financing activities:
 Increase in deposits ..........................................................      12,989       19,851
 Increase in advance payments by borrowers
   for taxes and insurance .....................................................       5,551        1,201
 Proceeds from reverse repurchase agreements ...................................     256,473      120,609
 Repayment of reverse repurchase agreements ....................................    (231,883)     (99,316)
 Purchases of treasury stock ...................................................      (3,559)      (1,688)
 Dividends paid ................................................................        (947)        (980)
                                                                                   ---------    ---------
    Net cash provided by financing activities ..................................      38,624       39,677
                                                                                   ---------    ---------
 Net increase (decrease) in cash and cash equivalents ..........................      (8,799)       3,865
 Cash and cash equivalents at beginning of period ..............................      32,870       16,937
                                                                                   ---------    ---------
 Cash and cash equivalents at end of period ....................................   $  24,071    $  20,802
                                                                                   =========    =========

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued
                             (Dollars in thousands)

                                                             Three Months Ended
                                                               September 30,
                                                            --------------------
                                                              1996         1995
                                                            -------      -------
                                                               (Unaudited)
Supplemental disclosures of cash flow information

Cash paid during the quarters for:
 Interest ............................................      $16,898      $ 9,637
                                                            =======      =======

 Income taxes ........................................      $ 3,420      $ 1,063
                                                            =======      =======

Non-cash investing activities:
 Transfers from loans to real estate owned ...........      $   480      $   277
                                                            =======      =======




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

     The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1996 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 at the direction of the Board of Directors of Reliance Federal Savings Bank (the "Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The stock conversion was completed on March 31, 1994 which raised $103.6 million of net proceeds from the sale of 10,750,820 common shares. As of September 30, 1996, the Company had 8,911,739 shares outstanding, all of which were common shares.

The Company is headquartered in Garden City, New York and its primary business currently consists of the operations of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities and repurchase agreements. The Company has also recently expanded its operations with the acquisition of two financial institutions. On January 11, 1996, the Company completed its acquisition of Sunrise Bancorp, Inc. and previously completed the acquisition of Bank of Westbury on August 11, 1995.

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

Acquisitions

Acquisition of Bank of Westbury

At the close of business on August 11, 1995, the Company completed its acquisition of the Bank of Westbury, a Federal Savings Bank, with 6 banking offices located in Nassau County, Long Island, New York in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $16.7 million in cash or $37.72 per share of common stock. The excess of cost over the fair value of net assets acquired in the transaction was $7.8 million which is being amortized on a straight line basis over 15 years. The Company provided funds for the acquisition from its normal cash flow. As of the completion of the acquisition, which was effected by merging the net assets acquired into the Bank, the Bank continued to exceed each of its regulatory capital requirements.

A summary of the net assets acquired (at their fair values) in the Bank of Westbury acquisition is as follows:

                                                  After the Close of Business
                                                      on August 11, 1995
                                                      ------------------
                                                       (In thousands)

             Assets acquired:
                      Cash and cash equivalents           $ 17,219
                      Investment securities                  2,713
                      Mortgage-backed securities            68,140
                      Loans receivable, net                 72,741
                      Net deferred tax asset                   911
                      Real estate owned                        376
                      Other assets                           4,106
                                                          --------

                           Total assets acquired           166,206
                                                          --------

             Liabilities assumed:
                      Deposits                             151,992
                      Borrowed funds                         3,000
                      Other liabilities                      1,605
                                                          --------

                           Total liabilities assumed       156,597
                                                          --------
                           Net assets acquired            $  9,609
                                                          ========


Acquisition of Sunrise Bancorp, Inc.

On January 11, 1996, the Company completed the acquisition of Sunrise Bancorp, Inc., with 11 banking offices located in the counties of Nassau and Suffolk, Long Island, New York, in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $106.3 million in cash, or $32.00 per share of Sunrise Bancorp, Inc. common stock outstanding. The excess of cost over the fair value of net assets acquired generated in the transaction was $43.6 million, which is being amortized on a  straight  line  basis  over 15  years.  The  Company  provided  funds for the acquisition from the sale of mortgage-backed securities classified as available-for-sale. As of the completion of the acquisition, which was effected by merging the net assets acquired into the Bank, the Bank continued to exceed each of its regulatory capital requirements.

A summary of the net assets acquired (at their fair values) in the Sunrise Bancorp, Inc. acquisition is as follows:

                                                  After the Close of Business
                                                      on January 11, 1996
                                                      -------------------
                                                        (In thousands)
             Assets acquired:
                      Cash and cash equivalents            $ 12,906
                      Investment securities                  69,880
                      Mortgage-backed securities            129,994
                      Loans receivable, net                 373,826
                      Purchased servicing rights              3,404
                      Office properties and equipment         6,022
                      Real estate owned                         651
                      Other assets                           12,577
                                                           --------

                           Total assets acquired            609,260
                                                           --------

             Liabilities assumed:
                      Deposits                              479,213
                      Borrowed funds                         47,000
                      Other liabilities                      17,178
                      Net deferred tax liability              2,285
                                                           --------

                           Total liabilities assumed        545,676
                                                           --------
                           Net assets acquired             $ 63,584
                                                           ========


Financial Condition

As of September 30, 1996, total assets were $1.8 billion, deposits were $1.4 billion and total stockholders' equity was $149.6 million. The mortgage-backed securities portfolio increased $49.2 million, or 6.3%, from $776.2 million at June 30, 1996 to $825.5 million at September 30, 1996 with the increase primarily due to increased purchases of adjustable-rate and longer term fixed-rate mortgage-backed securities offset by amortization and prepayments. Mortgage loans increased $4.3 million from $691.0 million at June 30, 1996 to $695.3 million at September 30, 1996. The increase in mortgage loans is primarily due to increased multi-family loan originations offset by amortizations.

Funding for the purchases of mortgage-backed securities and loans was through a combination of new deposit growth, borrowings and cash flows. Deposits increased $12.8 million, or 1.0% during the quarter as a result of growth in new certificate of deposit products. Borrowings increased from $266.2 million at June 30, 1996 to $290.8 million at September 30, 1996, an increase of $24.6 million, or 9.2%. The Bank continues to use borrowings to leverage its capital and fund asset growth.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more on which the Bank is accruing interest at the dates indicated and real estate owned. It is the Bank's policy to classify any loans, or any portion thereof, determined to be uncollectible, in whole or in part, as non-accrual loans. With the exception of guaranteed student loans, the Bank also classifies as non-accrual loans all loans 90 days or more past due. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income.

                                                                       September 30,June 30,
                                                                        1996          1996
                                                                        ----          ----
                                                                      (Dollars in thousands)
Non-accrual mortgage loans delinquent more than 90 days .........      $15,382       $12,277
Non-accrual other loans delinquent more than 90 days ............          296           352
                                                                       -------       -------
    Total non-accrual loans .....................................       15,678        12,629
Loans 90 days or more delinquent and still accruing .............          255           350
                                                                       -------       -------
Total non-performing loans ......................................       15,933        12,979
Total foreclosed real estate, net of related allowance for losses        1,486         1,564
                                                                       -------       -------
Total non-performing assets .....................................      $17,419       $14,543
                                                                       =======       =======

Non-performing loans to total loans .............................         1.92%         1.58%
Non-performing assets to total assets ...........................         0.95%         0.82%
Allowance for loan losses to non-performing loans ...............        28.27%        34.63%
Allowance for loan losses to total loans ........................         0.54%         0.55%


Non-performing loans totalled $15.9 million, or 1.92% of total loans at September 30, 1996, an increase of $2.9 million, or 22.8% from $13.0 million, or 1.58% of total loans at June 30, 1996. Non-performing loans at September 30, 1996 were comprised of $12.9 million of loans secured by one- to four-family residences, $255,000 of guaranteed student loans and $2.8 million of commercial properties. Of the $2.9 million increase in non-performing loans, $1.8 million relates to two commercial loans placed on non-accrual status during the quarter. The Bank is presently monitoring such loans and has commenced foreclosure proceedings. The following is a description of the two large commercial loans and the status of each of these loans as of September 30, 1996.

At September 30, 1996, the Bank had two loans outstanding totalling $1.2 million secured by a boat marina in Lindenhurst, NY. The loans were originated in September 1994 in the form of a $687,500 first mortgage on the property and a $550,000 second mortgage building loan. As of September 30, 1996, the borrower was more than 90 days delinquent on the first and second mortgage loans. The Bank has commenced foreclosure proceedings and a receiver has been appointed. The borrower has obtained a loan commitment from another financial institution subject to certain conditions with a principal amount slightly less than the current principal due on the loan; however, there is no assurance that the borrower will meet all of the conditions of the loan commitment. The Bank is presently monitoring such property and has sufficient reserves necessary to cover any losses.

At September 30, 1996, the Bank had two loans outstanding totalling $1.0 million secured by a funeral home in Westbury, NY. The loans were originated in August 1995 in the form of a $580,000 first mortgage on the property and a $500,000 second mortgage building loan. As of September 30, 1996, the borrower has $465,000 outstanding on the building loan. An appraisal dated March 1995, valued the property at $1.7 million. As of September 30, 1996, the borrower was more than 90 days delinquent on the first mortgage and 30 days delinquent on the second mortgage loan. Because of the borrower's cash flow problems, the Bank is presently monitoring the loans due to their size and inability to obtain a takeout of the second mortgage position. The Bank is currently working with the borrower to bring these loans current although there is no assurance that this can be accomplished.

The Company's allowance for loan losses totalled $4.5 million at September 30, 1996 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 28.27% and 0.54%, respectively, as compared to 34.63% and 0.55%, respectively at June 30, 1996. The decrease in the ratio of the allowance to non-performing loans and total loans is primarily the result of the aforementioned commercial loans which became non-performing during the quarter. As a result of the increase in non-performing loans, the non-performing assets to total assets ratio increased to 0.95% at September 30, 1996 from 0.82% at June 30, 1996. Management believes the allowance for loan losses at September 30, 1996 is adequate and sufficient reserves are presently maintained to cover losses on any non-performing loans. For the quarter ended September 30, 1996, the Company experienced net charge-offs of $91,000.

Impact of Legislation

Recapitalization of SAIF Fund. Legislation was signed into law during the quarter ended September 30, 1996 to mitigate the effect of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation a special assessment was imposed on the amount of deposits held by SAIF-member institutions, including the Bank, as of a specified date, March 31, 1995, to recapitalize the SAIF. The special assessment is payable on November 27, 1996. The amount of the special assessment determined by the FDIC was 65.7 basis points of insured deposits. As a result of enactment of this legislation on September 30, 1996, the Bank recorded a one-time non-recurring charge of $8.25 million prior to recognition of a tax benefit. As a result of recognition of such charge, the Company recorded a net loss for the quarter which resulted in a reduction of retained earnings. The payment of the special assessment had the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, the Bank remains in compliance with its regulatory capital requirements. This legislation also spreads the obligation for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed by SAIF deposits. Based upon current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. This legislation specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

As a result of this legislation, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

Tax Bad Debt Reserves. Under Section 593 of the Internal Revenue Code, thrift institutions such as the Bank, which meet certain definitional tests, primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Bank's actual loss experience (the"Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Bank's bad debt reserve are permitted under the New York State Bank Franchise Tax and the New York City Banking Corporation Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method is 32% rather than 8%.

Under the Small Business Job Protection Act of 1996 (the "1996 Act"), signed into law in August, 1996, Section 593 of the Code was amended, and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), will be unable to make additions to its tax bad debt reserve, but will be permitted to deduct bad debts only as they occur and will additionally be required to recapture (that is, take into taxable income) over a multi-year period, beginning with the Bank's taxable year beginning on January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser period if the Bank's loan portfolio has decreased since December 31, 1987. However, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. As a result of passage of the 1996 Act, the Bank will incur additional federal tax liability. However, the Act will have no impact on the Bank's results of operations. The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve methods, for purposes of determining the Bank's New York State tax liability. The Bank's officers and industry leaders continue to seek such amendments to the New York City tax law; however, the Company cannot predict whether such changes to New York City law will be adopted and, if so, in what form.

Asset/Liability Management

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

At September 30, 1996, $870.1 million, or 50.6%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $695.3 million, of which, $353.9 million, or 50.9%, were adjustable-rate loans and $341.4 million, or 49.1%, were fixed-rate loans. In addition, at September 30, 1996, the Bank's consumer loan portfolio totalled $132.6 million, of which, $103.9 million, or 78.3%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $28.7 million, or 21.7%, were fixed-rate home-equity and other consumer loans. The Bank continues to invest in adjustable-rate mortgage-backed securities to reduce credit risk as well as minimize exposure to volatile interest rates. The Bank also continues to purchase 30 year fixed rate mortgage-backed securities in order to provide a hedge against prepayment risk in its adjustable rate mortgage-backed securities portfolio. During the three months ended September 30, 1996, the Bank purchased approximately $11.4 million and $64.2 million of 30 year fixed rate and 1 year adjustable rate mortgage-backed securities classified as available-for-sale, respectively. At September 30, 1996, the mortgage-backed securities held-to-maturity portfolio totalled $178.3 million, of which, $117.4 million, or 65.8%, of the mortgage-backed portfolio was adjustable-rate securities and $60.9 million, or 34.2%, was fixed-rate securities. The Bank also has $647.2 million of mortgage-backed securities classified as available-for-sale of which $295.0 million, or 45.6%, were adjustable rate securities and $352.2 million, or 54.4%, were fixed-rate securities. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements.

At September 30, 1996, the Bank's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) declined to a negative gap of $136,000 or (0.01)%, of total assets at September 30, 1996 as compared to a positive gap of $49.1 million, or 2.76% of total assets at June 30, 1996 and $130.4 million, or 11.8%, at September 30, 1995. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

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

Comparison of Operating Results for the Three Months Ended September 30, 1996 and 1995.

General. The Company reported a net loss of $1.4 million for the quarter ended September 30, 1996, as compared to net income of $2.4 million in the prior year quarter. The net loss for the quarter reflects a one-time non-recurring charge to income of $8.25 million for the Company's share of recapitalizing the Savings Association Insurance Fund ("SAIF"). It is anticipated that the Company will benefit from reduced deposit insurance premiums in subsequent quarters as a result of the recapitalization of the SAIF insurance fund. Excluding the impact of the SAIF charge, the Company's earnings would have been $3.4 million, or $0.39 per common share as compared to $0.26 per common share in the prior year quarter.

Interest Income. Interest income increased $13.0 million, or 68.6%, from $19.0 million for the three months ended September 30, 1995, to $32.0 million for the three months ended September 30, 1996. The increase resulted primarily from an increase of $692.7 million, or 68.5%, in the average balance of interest-earning assets from $1.0 billion for the 1995 period to $1.7 billion for the 1996 period. The yield on average interest-earning assets remained relatively flat from the prior year with a yield of 7.49% in 1995 and 7.50 % in 1996. Interest income from mortgage loans increased by $8.2 million, or 147.9%, from $5.5 million for the 1995 period to $13.7 million for the 1996 period due to a $429.4 million, or 162.6%, increase in the average balance of mortgage loans, offset by a 47 basis point decrease in the average yield on mortgage loans from 8.45% for the 1995 period to 7.98% for the 1996 period. The increase in the average balance of mortgage loans is due to the acquisitions of mortgage loans from Bank of Westbury and Sunrise Bancorp, Inc. as well as increased originations of multi-family loans. For the three months ended September 30, 1996, interest income from mortgage-backed securities increased $4.2 million, or 42.0%, from $9.9 million for the 1995 period to $14.1 million for the 1996 period, primarily due to an increase of $216.9 million, or 37.1%, in the average balance of mortgage-backed securities and an increase in the average yield on these securities of 15 basis points from 6.81% for the 1995 period to 6.96% for the 1996 period due to the adjustable-rate mortgage-backed securities repricing at higher rates and increased purchases of higher yielding 30 year fixed rate securities. The increase in the average balance of mortgage-backed securities is due to increased purchases of adjustable-rate and longer term securities and also securities acquired from the Bank of Westbury and Sunrise Bancorp, Inc. Mortgage-backed securities generally bear interest rates lower than loans.
Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans. Interest income from consumer loans increased $247,000, or 9.5%, from $2.6 million for the 1995 period to $2.9 million for the 1996 period due to a $20.1 million, or 18.0%, increase in the average balance of consumer loans offset by a 67 basis point decrease in the average yield on consumer loans from 9.40% for the 1995 period to 8.73% for the 1996 period. The increase in income is a result of consumer loans acquired from Bank of Westbury and Sunrise Bancorp, Inc. as well as increased originations of home equity lines of credit offset by the repricing downward of prime rate based loans.

Interest Expense. Interest expense for the three months ended September 30, 1996, was $17.0 million, an increase of $7.1 million, or 72.5%, from $9.9 million for the three months ended September 30, 1995. The increase in interest expense is related to a $731.3 million, or 83.3%, increase in the average balance of interest-bearing liabilities from $878.5 million in 1995 to $1.6 billion in 1996 offset by a 26 basis point decrease in the cost of interest-bearing liabilities from 4.49% for the 1995 period to 4.23% for the 1996 period. The decrease in the average cost of interest-bearing liabilities resulted primarily from a lower interest rate environment during the quarter ended September 30, 1996 whereby the cost of borrowed funds and certificates of deposit rates decreased from the prior year period. Interest expense on total deposits increased $5.1 million, or 64.3%, from $8.0 million for the 1995 period to $13.1 million for the 1996 period, primarily as a result of a $585.5 million, or 76.7%, increase in the average balance of deposits offset by a 24 basis point decrease in the average cost of such deposits from 4.18% in the 1995 period to 3.94% in the 1996 period. Interest expense on borrowed funds increased $2.0 million, or 107.2%, from $1.9 million for the 1995 period to $3.9 million for the 1996 period primarily due to an increase of $166.2 million, or 143.8% in the average balance of borrowings from $115.6 million for the three months ended September 30, 1995 to $281.7 million for the three months ended September 30, 1996 offset by a 98 basis point decrease in the cost of borrowed fund from 6.57% for the 1995 period to 5.59% for the 1996 period. Borrowed funds, principally reverse repurchase agreements, have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital and improving the return on equity.

Net Interest Income. Net interest income was $14.9 million for the three months ended September 30, 1996 as compared to $9.1 million for the three months ended September 30, 1995, an increase of $5.9 million, or 64.4%. The increase in net interest income was attributable to a $692.7 million, or 68.5%, increase in average interest-earning assets to $1.7 billion for the quarter ended September 30, 1996 from $1.0 billion for the quarter ended September 30, 1995. The increase in interest-earning assets is related to increased purchases of mortgage-backed securities, increased origination of multi-family loans and assets acquired from Bank of Westbury and Sunrise Bancorp, Inc. Interest-bearing liabilities increased $731.3 million, or 83.3%, to $1.6 billion for the 1996 period from $878.5 million for the 1995 period. The

Bank's ratio of average interest-earning assets to average interest-bearing liabilities declined to 1.06X for the quarter ended September 30, 1996 from 1.15X for the quarter ended September 30, 1995 as a result of the Bank leveraging its excess capital with the Bank of Westbury and Sunrise Bancorp, Inc. acquisitions. Also, net interest income increased as a result of an increase in the net interest spread from 3.00% for the three months ended September 30, 1995 to 3.27% for the three months ended September 30, 1996. The increase in net interest spread is mainly due to higher yielding mortgage assets acquired from Sunrise Bancorp, Inc. However, the net interest margin decreased from 3.59% for the three months ended September 30, 1995 to 3.51% for the three months ended September 30, 1996 as the Bank fully leveraged its excess capital from the prior year quarter.

Provision for Loan Losses. The provision for loan losses totalled $100,000 for the three months ended September 30, 1996 as compared to $100,000 for the three months ended September 30, 1995. The provision for loan losses for the three months ended September 30, 1996 reflects management's qualitative assessment of the Bank's loan portfolio, net charge-offs and collection of delinquent loans. Non-performing loans at September 30, 1996 were comprised of $12.9 million of loans secured by one- to four-family residences, $255,000 of guaranteed student loans and commercial properties with loan balances totalling $2.8 million. The Company's allowance for loan losses totalled $4.5 million at September 30, 1996 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 28.27% and 0.54%, respectively. The Company's non-performing assets to total assets ratio was 0.95% at September 30, 1996. Net charge-offs were $91,000 for the quarter ended September 30, 1996 as compared to $53,000 for the quarter ended September 30, 1995. Management believes that based upon information currently available that its allowance for loan losses is adequate to cover future loan losses. However, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income increased $370,000, or 117.1%, from $316,000 recorded during the quarter ended September 30, 1995 to $686,000 for the quarter ended September 30, 1996. The increase is due to increased deposit fees and other income associated with deposit accounts and loans acquired from Bank of Westbury and Sunrise Bancorp, Inc.

Non-Interest Expense. Non-interest expense totalled $17.2 million for the quarter ended September 30, 1996 as compared to $5.2 million for the quarter ended September 30, 1995, an increase of $12.0 million, or 228.9%. Excluding the one-time SAIF charge of $8.25 million, non-interest expense would have been $9.0 million, an increase of $3.7 million, or 71.2%. The increase is mainly the result of banking office personnel, deposit insurance premiums, goodwill amortization and other occupancy costs associated with the Sunrise Bancorp, Inc. and Bank of Westbury acquisitions. However, the operating expense to average assets ratio declined from 1.95% to 1.78% for the quarter ended September 30,1996 due to the increased asset base and acquisition related efficiencies. For the quarter ended September 30, 1996, compensation and benefits expense increased to $4.1 million, an increase of $1.4 million or 52.9%, from $2.7 million for the quarter ended September 30, 1995. The increase in compensation and benefits expense is due to the addition of banking office personnel from the Sunrise Bancorp, Inc. and Bank of Westbury acquisitions, higher benefit expenses and normal salary adjustments. Occupancy and equipment expense increased $565,000, or 65.7%, from $859,000 for the quarter ended September 30, 1995 to $1.4 million for the quarter ended September 30, 1996 due to costs associated with the operation of the seventeen new banking offices. Federal deposit insurance premiums increased $344,000, or 80.4%, from $428,000 recorded for the quarter ended September 30, 1995 to $772,000 for the quarter ended September 30, 1996 due to the increased deposit base. For the quarter ended September 30, 1996, advertising totalled $338,000, an increase of $72,000, or 27.1%, from $266,000 recorded for the quarter ended September 30, 1995 due to a higher level of newspaper advertising. Other operating expenses increased $501,000, or 57.9%, from $865,000 during the quarter ended September 30, 1995 to $1.4 million for the quarter ended September 30, 1996 as a result of the addition of the seventeen new banking offices.

Income Tax Expense (Benefit). For the three months ended September 30, 1996 the Bank recorded an income tax benefit of $271,000 due to a loss from operations recognized during the quarter. The net loss during the quarter was primarily due to the one-time SAIF assessment charge of $8.25 million of which the Bank recognized a tax benefit of approximately $3.4 million resulting in a decrease in income tax expense from the prior year quarter. During the prior year quarter, the Bank recorded income from operations and recognized income tax expense of $1.7 million for the three months ended September 30, 1995.

Liquidity And Capital Resources

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

In this regard, as of September 30, 1996, the Company has repurchased a total of
1.8 million shares of the Company's outstanding common stock in open market transactions for a total cost of $24.2 million and at an average price of approximately $13.14 per share. The Company is presently in its fourth stock repurchase plan and has approximately 127,000 common shares remaining to be repurchased under such plan.

On September 18, 1996, the Board of Directors declared a regular cash dividend of $0.14 per common share for the quarter ending September 30, 1996, an increase of $0.025 or 21.7% from the regular cash dividend paid for the first quarter of fiscal year 1996. The dividend was payable on October 18, 1996 to stockholders of record on October 4, 1996.

The Company has also used available liquidity and capital to expand its operations with the acquisition of two financial institutions. On August 11, 1995, the Company acquired Bank of Westbury, for approximately $16.7 million in cash and on January 11, 1996, the Company acquired Sunrise Bancorp, Inc. for approximately $106.3 million in cash. The Company had sufficient liquidity available to fund these purchases and as of September 30, 1996, the Bank met all of its regulatory capital requirements. The Company was required to sell mortgage-backed securities classified as available-for-sale to fund the purchase of Sunrise Bancorp, Inc.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Bank's liquidity and short-term liquidity ratios averaged 5.38%, and 1.29%, respectively, for the three months ended September 30, 1996. The Bank's short-term liquidity ratio was 1.36%, at September 30, 1996.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1996, assets qualifying for short-term liquidity, including cash and short term investments, totalled $22.3 million.

The primary investment activity of the Bank is the origination of mortgage loans and consumer loans, and the purchase of mortgages and mortgage-backed securities. During the three months ended September 30, 1996, the Bank originated and purchased mortgage loans and consumer loans in the amount of $31.2 million and $11.9 million, respectively. During the three months ended September 30, 1996, the Bank purchased $75.6 million of mortgage-backed securities all of which were classified as available-for-sale. These activities were funded primarily by deposits, principal repayments on loans and mortgage-backed securities, and borrowings under reverse repurchase agreements. At September 30, 1996, borrowings from the FHLB-NY and reverse repurchase agreements totalled $290.7 million.

At September 30, 1996, the Bank had outstanding loan commitments of $18.1 million and open lines of credit of $47.7 million. In addition, the Bank had commitments to purchase $30.0 million of mortgage-backed securities classified as available-for-sale. The Bank anticipates that it will have sufficient funds available to meet its current loan origination and mortgage-backed securities purchase commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1996 totalled $490.6 million. Management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 1996, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 5.44%, 5.44% and 14.67%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

Impact of New Accounting Standards

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

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings are provided in SFAS No. 125. A transfer not meeting the criteria for a sale must be accounted for as a secured borrowing with pledge of collateral.

SFAS No. 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It additionally requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment, or increased obligation, based on their fair value.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           11.0  Statement re Computation of Per Share Earnings

                  (b) Reports on Form 8-K

                    1) The Company filed Form 8-K on September 30, 1996 to disclose the payment of a cash dividend. On September 18, 1996, the Company declared a regular cash dividend of $0.14 per common share for the quarter ending September 30, 1996, an increase of $0.025 or 21.7% from the regular cash dividend paid for the first quarter of fiscal year 1996. The dividend will be payable on October 18, 1996 to stockholders of record on October 4, 1996.

                    2) The Company filed Form 8-A on September 27, 1996 to disclose the adoption of a shareholders rights plan. On September 18, 1996, the Board of Directors adopted a Stockholder Protection Rights Plan and declared a dividend of one right ("Right") for each share of common stock, par value $.01 per share of the Company. The dividend was payable on October 3, 1996 ('the Record Date") to the stockholders of record on that date.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Reliance Bancorp, Inc.
                             ----------------------
                                  (Registrant)






 /s/ Raymond A. Nielsen      11/12/96          /s/ Paul D. Hagan        11/12/96
 ----------------------                        -----------------
     Raymond A. Nielsen                            Paul D. Hagan
     Chief Executive Officer                       Chief Financial Officer