Form 10-Q
period 1996-12-31
RELIANCE BANCORP INC
filed 1997-02-14
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                For the quarterly period ended December 31, 1996


                         Commission File Number: 0-23126


                             RELIANCE BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              11-3187176
                --------                              ----------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

                 585 Stewart Avenue, Garden City, New York 11530
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (516) 222-9300
                                                            -------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [ X ] No [ ]

As of February 3, 1997, there were 8,824,739 shares of common stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS - Unaudited

        Consolidated Statements of Condition at December 31, 1996 and June 30, 1996 (Unaudited)

        Consolidated Statements of Income for the Three Months and Six Months Ended December 31, 1996 and 1995 (Unaudited)

        Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1996 and 1995 (Unaudited)

        Notes to Unaudited Consolidated Financial Statements

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Condition
                                   (Unaudited)
             (Dollars in thousands, except share and per share data)

                                                                                          December 31,          June 30,
                                                                                              1996                1996
                                                                                              ----                ----
                       Assets
Cash and due from banks.........................................................      $     21,234          $    22,420
Money market investments........................................................             2,300               10,450
Debt and equity securities available-for-sale...................................            24,063               13,271
Debt and equity securities held-to-maturity (estimated market value of
   $46,464 and $48,036, respectively) ..........................................            46,009               48,330
Mortgage-backed securities available-for-sale...................................           687,860              591,740
Mortgage-backed securities held-to-maturity (estimated market value of
   $175,829 and $184,995, respectively).........................................           172,295              184,492

Loans receivable:
     Mortgage loans.............................................................           708,804              690,967
     Consumer and other loans...................................................           135,741              131,274
       Less allowance for loan losses...........................................            (4,766)             (4,495)
                                                                                          ---------           ---------
             Loans receivable, net..............................................           839,779              817,746

Accrued interest receivable, net................................................            11,753               11,312
Office properties and equipment, net............................................            14,149               13,821
Prepaid expenses and other assets...............................................             6,982               14,070
Mortgage servicing rights.......................................................             3,501                3,905
Excess of cost over fair value of net assets acquired...........................            47,155               49,429
Real estate owned, net..........................................................             1,104                1,564
                                                                                          --------             --------
             Total assets.......................................................        $1,878,184           $1,782,550
                                                                                         =========            =========

                       Liabilities and Stockholders' Equity
Deposits........................................................................        $1,371,710           $1,345,626
FHLB advances...................................................................            23,000                3,000
Securities sold under agreements to repurchase..................................           290,547              263,160
Advance payments by borrowers for taxes and insurance...........................             7,695                8,846
Accrued expenses and other liabilities..........................................            29,772                8,299
                                                                                          --------             --------
             Total liabilities..................................................         1,722,724            1,628,931
                                                                                         ---------            ---------

Commitments

                       Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued.......................................................                --                   --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued; 8,824,739 and 9,128,739
    outstanding at December 31, 1996 and June 30, 1996, respectively............               108                  108
Additional paid-in capital......................................................           104,382              104,041
Retained earnings, substantially restricted.....................................            84,141               83,966
Unrealized appreciation (depreciation) on securities
   available for sale, net of taxes.............................................               587               (5,281)
Less:
Unallocated common stock held by ESOP...........................................            (5,796)              (6,210)
Unearned common stock held by RRP...............................................            (1,980)              (2,392)
Treasury stock, at cost (1,926,081 and 1,622,081 shares
  at December 31, 1996 and June 30, 1996, respectively).........................           (25,982)             (20,613)
                                                                                          ---------            ---------
     Total stockholders' equity.................................................           155,460              153,619
                                                                                          --------             --------
            Total liabilities and stockholders' equity..........................        $1,878,184           $1,782,550
                                                                                         =========            =========

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands,except per share data)

                                                                     Three Months Ended              Six Months Ended
                                                                       December  31,                    December 31,
                                                                     1996          1995            1996          1995
                                                                     ----          ----            ----          ----
Interest income:
   First mortgage loans.......................................    $ 14,085        $ 6,780        $ 27,836     $ 12,326
   Consumer and other loans...................................       2,861          2,606           5,717        5,215
   Mortgage-backed securities.................................      14,856         11,043          28,979       20,986
   Money market investments...................................         223            276             348          452
   Debt and equity securities.................................       1,164            427           2,269        1,109
                                                                   -------       --------         -------      -------
      Total interest income...................................      33,189         21,132          65,149       40,088
                                                                   -------        -------         -------      -------

Interest expense:
   Deposits...................................................      13,372          8,894          26,451       16,857
   Borrowed funds.............................................       4,429          2,303           8,364        4,202
                                                                   -------        -------         -------      -------
      Total interest expense..................................      17,801         11,197          34,815       21,059
                                                                   -------        -------         -------      -------
      Net interest income before provision
        for loan losses  .....................................      15,388          9,935          30,334       19,029
   Provision for loan losses..................................         250            100             350          200
                                                                  --------       --------        --------     --------
      Net interest income after provision for loan losses.....      15,138          9,835          29,984       18,829
                                                                   -------        -------         -------      -------

Non-interest income:
   Loan fees and service charges..............................         200            138             408          209
   Other operating income.....................................         700            251           1,194          494
   Net gain on securities.....................................         122             --             106            2
                                                                   -------        -------         -------      -------
      Total non-interest income...............................       1,022            389           1,708          705
                                                                   -------        -------         -------      -------

Non-interest expense:
   Compensation and benefits..................................       4,162          2,900           8,259        5,579
   Occupancy and equipment....................................       1,347            842           2,771        1,701
   Federal deposit insurance premiums.........................         599            470           1,371          898
   Advertising................................................         279            242             617          508
   Other operating expense....................................       1,443            936           2,809        1,801
                                                                   -------       --------         -------      -------
      Total general and administrative expenses...............       7,830          5,390          15,827       10,487
   Real estate operations, net................................         117             16             221           64
   Amortization of excess of cost over fair value
      of net assets acquired..................................         856            130           1,712          216
   SAIF recapitalization charge...............................          --             --           8,250           --
                                                                   -------        --------        -------      -------
   Total non-interest expense.................................       8,803          5,536          26,010       10,767
                                                                   -------        -------         -------      -------

Income before income taxes ...................................       7,357          4,688           5,682        8,767
Income tax expense ...........................................       3,478          2,048           3,207        3,767
                                                                   -------        -------          ------      -------

Net income....................................................     $ 3,879        $ 2,640         $ 2,475      $ 5,000
                                                                    ======         ======          ======       ======

Net income per common share ..................................     $  0.44       $   0.30        $   0.27     $   0.56
                                                                    ======         ======          ======       ======

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                  Six Months Ended
                                                                                                    December 31,
                                                                                                1996           1995
                                                                                                ----           ----
                                                                                                    (Unaudited)
 Net income...........................................................................        $2,475           $ 5,000
 Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses............................................................           350               200
 Provision for losses on real estate owned............................................           150                --
 (Accretion of discounts) amortization of premiums, net...............................           431              (282)
 Amortization relating to allocation and earned portion of stock plans................         1,152               999
 Amortization of excess of cost over fair value of net assets acquired................         1,712               216
 Amortization of mortgage servicing rights............................................           404                --
 Acquisition related tax benefits not previously recognized...........................           562                --
 Depreciation and amortization........................................................           683               362
 Net gain on securities...............................................................          (106)               (2)
 Net gain on loans sold.............................................................             (16)               (8)
 Net gain on sale of real estate owned................................................           (47)              (24)
 Increase in accrued interest receivable..............................................          (441)             (529)
 (Increase) decrease in prepaid expense and other assets..............................         3,166              (657)
 Increase in accrued expenses and other liabilities...................................        20,836             3,978
                                                                                             -------            ------
     Net cash provided by operating activities........................................        31,311             9,253
                                                                                             -------            ------

Cash flows from investing activities:
 Originated and purchased loans, net of principal repayments on loans ................       (27,786)          (31,377)
 Purchases of mortgage-backed securities available-for-sale...........................      (172,522)         (155,729)
 Proceeds from sales of mortgage-backed securities available-for-sale.................        45,193                --
 Principal repayments from mortgage-backed securities.................................        53,341            66,074
 Purchases of debt securities available-for-sale......................................       (15,000)               --
 Proceeds from call of securities.....................................................         2,313             1,300
 Proceeds from sales of debt securities available-for-sale............................         3,028             1,977
 Proceeds from maturities of debt securities..........................................         1,350            23,700
 Purchases of premises and equipment..................................................        (1,036)             (980)
 Proceeds from loans sold.............................................................         4,607             1,356
 Proceeds from sales of real estate owned.............................................           836               771
 Cash paid for Bank of Westbury net of cash and cash equivalents acquired.............           --               (165)
                                                                                            ---------           -------
     Net cash used in investing activities............................................      (105,676)          (93,073)
                                                                                            ---------           -------

Cash flows from financing activities:
 Increase in deposits.................................................................        26,406             35,520
 Decrease in advance payments by borrowers for taxes and insurance....................        (1,151)             (576)
 Proceeds from FHLB advances..........................................................        40,000                --
 Repayment of FHLB advances.........................................................         (20,000)               --
 Proceeds from reverse repurchase agreements..........................................       524,146           295,386
 Repayment of reverse repurchase agreements...........................................      (496,759)         (230,094)
 Purchases of treasury stock..........................................................        (5,908)           (2,341)
 Net proceeds from issuance of common stock and exercise of stock options.............           410                --
 Dividends paid.......................................................................        (2,115)           (1,965)
                                                                                            ---------          --------
    Net cash provided by financing activities.........................................        65,029            95,930
                                                                                            --------           -------

 Net increase (decrease) in cash and cash equivalents.................................        (9,336)           12,110
 Cash and cash equivalents at beginning of year.......................................        32,870            16,937
                                                                                            --------           -------
 Cash and cash equivalents at end of year.............................................     $  23,534         $  29,047
                                                                                             =======           =======


                      RELIANCE BANCORP, INC. and SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued
                             (Dollars in thousands)

                                                                                                 Six Months Ended
                                                                                                   December 31,
                                                                                               1996            1995
                                                                                               ----            ----
                                                                                                    (Unaudited)
Supplemental disclosures of cash flow information

Cash paid during the six months ended for:

 Interest.............................................................................      $  34,110         $  20,469
                                                                                              =======           =======

 Income taxes.........................................................................      $   3,420         $   2,303
                                                                                              =======           =======

Non-cash investing activities:
 Transfers from loans to real estate owned............................................      $     480         $     487
                                                                                              =======           =======

Transfer of mortgage-backed securities
  from held-to-maturity to available-for-sale.........................................      $      --         $ 283,245
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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months and six months ended December 31, 1996 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1996 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 at the direction of the Board of Directors of Reliance Federal Savings Bank (the "Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The stock conversion was completed on March 31, 1994 which raised $103.6 million of net proceeds from the sale of 10,750,820 common shares. As of December 31, 1996, the Company had 8,824,739 shares outstanding, all of which were common shares.

The Company is headquartered in Garden City, New York and its primary business currently consists of the operations of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities and repurchase agreements. The Company has also expanded its operations with the acquisition of two financial institutions. On January 11, 1996, the Company completed its acquisition of Sunrise Bancorp, Inc. On August 11, 1995, the Company completed the acquisition of Bank of Westbury.

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

The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income also is affected by its provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expenses, and income tax expense. General and administrative expense consists primarily of compensation and benefits, occupancy, federal deposit insurance premiums, advertising and other general and administrative expenses. Other non-interest expense consists of real estate operations, net, amortization of excess of cost over fair value of net assets acquired and the SAIF recapitalization charge. The earnings of the Company may also significantly be affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

A summary of the net assets acquired (at their fair values) in the Bank of Westbury acquisition is as follows:

                                          After the Close of Business
                                               on August 11, 1995
                                                 (In thousands)

    Assets acquired:
             Cash and cash equivalents               $ 17,219
             Investment securities                      2,713
             Mortgage-backed securities                68,140
             Loans receivable, net                     72,741
             Net deferred tax asset                       911
             Real estate owned                            376
             Other assets                               4,106
                                                      -------

                  Total assets acquired               166,206

    Liabilities assumed:
             Deposits                                 151,992
             Borrowed funds                             3,000
             Other liabilities                          1,605
                                                      -------

                  Total liabilities assumed           156,597
                                                      -------
                  Net assets acquired                $  9,609
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

A summary of the net assets acquired (at their fair values) in the Sunrise Bancorp, Inc. acquisition is as follows:
                                        After the Close of Business
                                           on January 11, 1996
                                               (In thousands)
  Assets acquired:
           Cash and cash equivalents           $  12,906
           Investment securities                  69,880
           Mortgage-backed securities            129,994
           Loans receivable, net                 373,826
           Purchased servicing rights              3,404
           Office properties and equipment         6,022
           Real estate owned                         651
           Other assets                           12,577
                                                 -------

                Total assets acquired            609,260

  Liabilities assumed:
           Deposits                              479,213
           Borrowed funds                         47,000
           Other liabilities                      17,178
           Net deferred tax liability              2,285
                                                 -------

                Total liabilities assumed        545,676
                                                 -------
                Net assets acquired            $  63,584
                                                  ======

Financial Condition

As of December 31, 1996, total assets were $1.9 billion, deposits were $1.4 billion and total stockholders' equity was $155.5 million. Total assets increased $95.6 million, or 5.4%, from $1.8 billion at June 30, 1996 to $1.9 billion at December 31, 1996. Mortgage-backed securities increased $83.9 million, or 10.8%, from $776.2 million at June 30, 1996 to $860.1 million at December 31, 1996 with the increase primarily due to increased purchases of adjustable-rate and longer term fixed-rate mortgage-backed securities and private label collateralized mortgage obligations offset by amortization and prepayments. Mortgage loans increased $17.8 million, or 2.6%, from $691.0 million at June 30, 1996 to $708.8 million at December 31, 1996. The increase in mortgage loans is primarily due to increased multi-family loan originations offset by amortizations. For the six months ended December 31, 1996, the Bank originated $40.9 million of multi-family loans. Excess of cost over fair value of net assets acquired decreased $2.3 million, or 4.6%, during the six months ended December 31, 1996 primarily due to $1.7 million of amortization and approximately $562,000 of acquisition related tax benefits currently realized and not previously recognized.

Funding for the purchases of mortgage-backed securities and loans was through a combination of new deposit growth, borrowings and cash flows. Deposits increased $26.1 million, or 1.9%, during the six months ended December 31, 1996 as a result of growth in new certificate of deposit products. Borrowings increased from $266.2 million at June 30, 1996 to $313.6 million at December 31, 1996, an increase of

$47.4 million, or 17.8%. The Bank continues to use borrowings to leverage its capital and fund asset growth.

Total stockholders equity increased $1.9 million, or 1.2%, from $153.6 million at June 30, 1996 to $155.5 million at December 31, 1996. The slight increase in stockholders' equity is primarily due to unrealized appreciation on securities available-for-sale, net of taxes offset by purchases of treasury stock. During the six months ended December 31, 1996, the equity adjustment on securities available-for-sale increased from a negative $5.3 million at June 30, 1996 to a positive equity adjustment of $587,000 at December 31, 1996. The positive equity adjustment was due to favorable interest rate changes during the six months ended December 31, 1996 which increased the market value of debt and equity and mortgage-backed securities classified as available-for-sale. This increase was offset by a $5.4 million increase in treasury stock due to $5.9 million of stock repurchased during the six months ended December 31, 1996 offset by the reissuance of treasury stock for the exercise of stock options.

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

                                                                                    December 31,       June 30,
                                                                                       1996              1996
                                                                                       ----              ----
                                                                                       (Dollars in thousands)
Non-accrual mortgage loans delinquent more than 90 days....................          $ 14,387         $ 12,277
Non-accrual other loans delinquent more than 90 days.......................               275              352
                                                                                      -------           ------
    Total non-accrual loans................................................            14,662           12,629
Loans 90 days or more delinquent and still accruing........................               507              350
                                                                                      -------           ------
Total non-performing loans.................................................            15,169           12,979
Total foreclosed real estate, net of related allowance for losses..........             1,104            1,564
                                                                                       ------           ------
Total non-performing assets................................................          $ 16,273         $ 14,543
                                                                                      =======          =======

Non-performing loans to total loans........................................             1.80%            1.58%
Non-performing assets to total assets......................................             0.87%            0.82%
Allowance for loan losses to non-performing loans..........................            31.42%           34.63%
Allowance for loan losses to total loans...................................             0.56%            0.55%

Non-performing loans totalled $15.2 million, or 1.80% of total loans at December 31, 1996, an increase of $2.2 million, or 16.9%, from $13.0 million, or 1.58% of total loans at June 30, 1996. Non-performing loans at December 31, 1996 were comprised of $12.5 million of loans secured by one- to four-family residences, $507,000 of guaranteed student loans and $2.1 million of commercial real estate loans. Of the $2.2 million increase in non-performing loans, $1.2 million relates to one borrower with two commercial real estate loans which went on non-accrual status during the six months ended December 31, 1996. At December 31, 1996, these two loans totalled $1.2 million and were secured by a boat marina in Lindenhurst, NY. The loans were originated in September 1994 in the form of a $687,500 first
                                                   10
mortgage on the property and a $550,000 second mortgage building loan. As of December 31, 1996, the borrower remains more than 90 days delinquent on the first and second mortgage loans. The Bank had commenced foreclosure proceedings and a receiver was appointed. Subsequently, the borrower declared bankruptcy and a bankruptcy trustee was appointed by the court and is presently operating the property. The Bank is presently monitoring such loan and has sufficient reserves necessary to cover any losses.

Potential Problem Loans

At December 31, 1996, the Bank had two loans outstanding totalling $1.0 million secured by a funeral home in Westbury, NY. The loans were originated in August 1995 in the form of a $580,000 first mortgage on the property and a $500,000 second mortgage building loan. As of December 31, 1996, the borrower has $465,000 outstanding on the building loan. An appraisal dated March 1995, valued the property at $1.7 million. As of December 31, 1996, the borrower was 30 days delinquent on the first and second mortgage loans. Because of the borrower's cash flow problems, the Bank is presently monitoring the loans due to their size and inability to obtain a takeout of the second mortgage position. The Bank is currently working with the borrower to bring these loans current although there is no assurance that this can be accomplished.

During the six months ended December 31, 1996, the Company's loan loss provision was $350,000 as compared to $200,000 in the prior year period. The Company established additional loan loss reserves after analyzing non-performing loans as well as the need to increase general valuation allowances on commercial real estate and multi-family loans due in part to increase emphasis on origination of multi-family loans. The Company's allowance for loan losses totalled $4.8 million at December 31, 1996 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 31.42% and 0.56%, respectively, as compared to 34.63% and 0.55%, respectively at June 30, 1996. The decrease in the ratio of the allowance to non-performing loans is primarily the result of the aforementioned commercial loans which went non-performing during the six months ended December 31, 1996. As a result of the increase in non-performing loans, the non-performing assets to total assets ratio increased to 0.87% at December 31, 1996 from 0.82% at June 30, 1996. Management believes the allowance for loan losses at December 31, 1996 is adequate and sufficient reserves are presently maintained to cover losses on any non-performing loans. For the six months ended December 31, 1996, the Company had net charge-offs of $79,000. For the quarter ended December 31, 1996, the Company experienced net recoveries of $12,000.
Impact of Legislation

Recapitalization of SAIF Fund. Legislation was signed into law during the quarter ended September 30, 1996 to mitigate the effect of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation a special assessment was imposed on the amount of deposits held by SAIF-member institutions, including the Bank, as of a specified date, March 31, 1995, to recapitalize the SAIF. The special assessment was paid on November 27, 1996. The amount of the special assessment determined by the FDIC was 65.7 basis points of insured deposits. As a result of enactment of this legislation on September 30, 1996, the Bank recorded a one-time non-recurring charge of $8.25 million prior to recognition of a tax benefit. As a result of recognition of such charge, the Company recorded a net loss for the quarter ended September 30, 1996 which resulted in a reduction of retained earnings. The payment of the special assessment had the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, the Bank remains in compliance with its regulatory capital requirements. This legislation also spreads the obligation for payment of the Financing

Corporation ("FICO") bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits are being assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. This legislation specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

As a result of this legislation, the FDIC recently lowered SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

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

At December 31, 1996, $871.5 million, or 49.2%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $708.8 million, of which $368.2 million, or 52.0%, were adjustable-rate loans and $340.6 million, or 48.0%, were fixed-rate loans. In addition, at December 31, 1996, the Bank's consumer loan portfolio totalled $135.7 million, of which $106.8 million, or 78.7%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $28.9 million, or 21.3%, were fixed-rate home-equity and other consumer loans. The Bank continues to invest in adjustable-rate mortgage-backed securities to reduce credit risk as well as minimize exposure to volatile interest rates. The Bank also continues to purchase 30 year fixed rate mortgage-backed securities in order to provide a hedge against prepayment risk in its adjustable rate mortgage-backed securities portfolio. During the six months ended December 31, 1996, the Bank purchased approximately $53.5 million and $74.6 million of 30 year fixed rate and 1 year adjustable rate mortgage-backed securities classified as available-for-sale, respectively. In addition, the Bank has recently purchased private label collateralized mortgage obligations classified as available-for-sale to increase the incremental yield on its mortgage-backed securities portfolio as well as moderate risks associated with conventional mortgage-backed securities resulting from unexpected prepayment activity. During the six months ended December 31, 1996, the Bank purchased $44.4 million of private label collateralized mortgage obligations classified as available-for-sale. Management believes that these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment, and interest rate options available. At December 31, 1996, the mortgage-backed securities held-to-maturity portfolio totalled $172.3 million, of which $113.1 million, or 65.7%, of the mortgage-backed portfolio was adjustable-rate securities and $59.2 million, or 34.3%, was fixed-rate securities. The mortgage-backed securities portfolio classified as available-for-sale totalled $687.9 million of which $283.3 million, or 41.2%, were adjustable rate securities and $404.6 million, or 58.8%, were fixed-rate securities. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements.

At December 31, 1996, the Bank's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) declined to a negative gap of $18.6 million , or (0.99)% of total assets at December 31, 1996 as compared to a positive gap of $49.3 million, or 2.78% of total assets at June 30, 1996 and $65.5 million, or 5.6%, at December 31, 1995. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

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

Comparison of Operating Results for the Three Months Ended December 31, 1996 and 1995.

General. The Company reported net income of $3.9 million for the three months ended December 31, 1996 compared to $2.6 million for the three months ended December 31, 1995, an increase of $1.3 million or 46.9%. This represents an annualized return on average assets of 0.83% and 0.91%, respectively, and a return on average tangible equity of 14.75% and 7.26%, respectively, for the three months ended December 31, 1996 and 1995.

Interest Income. Interest income increased $12.1 million, or 57.1%, from $21.1 million for the three months ended December 31, 1995, to $33.2 million for the three months ended December 31, 1996. The increase resulted from an increase of $639.9 million, or 56.9 %, in the average balance of interest-earning assets from $1.1 billion for the 1995 period to $1.8 billion for the 1996 period since the average yield of interest-earning assets remained unchanged from the prior year period at 7.52%. Interest income from mortgage loans increased by $7.3 million, or 107.7 %, from $6.8 million for the 1995 period to $14.1 million for the 1996 period due to a $385.5 million, or 122.0%, increase in the average balance of mortgage loans, offset by a 55 basis point decrease in the average yield on mortgage loans from 8.63% for the 1995 period to 8.08% for the 1996 period. The increase in the average balance of mortgage loans is due to the acquisition of mortgage loans from Sunrise Bancorp, Inc. as well as increased originations of multi-family loans. For the three months ended December 31, 1996, interest income from mortgage-backed securities increased $3.8 million, or 34.5%, from $11.0 million for the 1995 period to $14.8 million for the 1996 period, primarily due to an increase of $194.5 million, or 29.7%, in the average balance of mortgage-backed securities and an increase in the average yield on these securities of 22 basis points from 6.78% for the 1995 period to 7.00% for the 1996 period due to the adjustable-rate mortgage-backed securities repricing at higher rates and increased purchases of higher yielding 30 year fixed rate securities. The increase in the average balance of mortgage-backed securities is due to increased purchases of adjustable rate and longer term securities and also securities acquired from Sunrise Bancorp, Inc. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans. Interest income from consumer loans increased $255,000, or 9.8%, from $2.6 million for the 1995 period to $2.9 million for the 1996 period due to a $20.8 million, or 18.4%, increase in the average balance of consumer loans offset by a 66 basis point decrease in the average yield on consumer loans from 9.25% for the 1995 period to 8.59% for the 1996 period. The decrease in the yield on consumer loans is the result of the downward repricing of prime rate based home equity lines of credit as well as lower yielding consumer loans acquired in the Sunrise Bancorp, Inc acquisition.
                                                        14

Interest Expense. Interest expense for the three months ended December 31, 1996, was $17.8 million, an increase of $6.6 million, or 59.0%, from $11.2 million for the three months ended December 31, 1995. The increase in interest expense is related to a $664.9 million, or 67.1%, increase in the average balance of interest-bearing liabilities from $990.4 million for the 1995 period to $1.7 billion for the 1996 period offset by 22 basis point decrease in the cost of interest-bearing liabilities from 4.52% for the 1995 period to 4.30% for the 1996 period. The decrease in the average cost of interest-bearing liabilities resulted primarily from a lower interest rate environment during the quarter ended December 31, 1996. Interest expense on total deposits increased $4.5 million, or 50.3%, from $8.9 million for the 1995 period to $13.4 million for the 1996 period, primarily as a result of a $521.3 million, or 61.6%, increase in the average balance of deposits offset by 22 basis point decrease in the average cost of such deposits from 4.20% in the 1995 period to 3.98% in the 1996 period. Interest expense on borrowed funds increased $2.1 million, or 92.3%, from $2.3 million for the 1995 period to $4.4 million for the 1996 period. Borrowings averaged $311.0 million for the three months ended December 31, 1996, an increase of $ 167.0 million, or 115.9%, from $144.0 million for the three months ended December 31, 1995. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances, have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income was $15.4 million for the three months ended December 31, 1996 as compared to $9.9 million for the three months ended December 31, 1995, an increase of $5.5 million, or 54.9%. The increase in net interest income was attributable to a $639.9 million, or 56.9%, increase in average interest-earning assets to $1.8 billion for the quarter ended December 31, 1996 from $1.1 billion for the quarter ended December 31, 1995. The increase in interest-earning assets is related to increased purchases of mortgage-backed securities, increased origination of multi-family loans and assets acquired from Sunrise Bancorp, Inc. Interest-bearing liabilities increased $ 664.9 million, or 67.1%, to $1.7 billion for the 1996 period from $990.4 million for the 1995 period. The Bank's ratio of average interest-earning assets to average interest-bearing liabilities declined to 1.07X for the quarter ended December 31, 1996 from 1.14X for the quarter ended December 31, 1995 as a result of the Bank leveraging its excess capital with the Sunrise Bancorp, Inc. acquisition. Also, net interest income increased as a result of an increase in the net interest spread from 3.00% for the three months ended December 31, 1995 to 3.22% for the three months ended December 31, 1996. The increase in net interest spread is mainly due to higher yielding mortgage assets acquired form Sunrise Bancorp, Inc. and higher yields on multi-family originations. However, the net interest margin decreased slightly from 3.53% for the three months ended December 31, 1995 to 3.49% for the three months ended December 31, 1996 as the Bank fully leverage its excess capital from the prior year quarter.

Provision for Loan Losses. The provision for loan losses totalled $250,000 for the three months ended December 31, 1996 compared to $100,000 for the three months ended December 31, 1995. The Company established additional loan loss reserves after analyzing non-performing loans as well as the need to increase general valuation allowances on commercial real estate and multi-family loans. Non-performing loans at December 31, 1996 were comprised of $12.5 million of loans secured by one- to four-family residences, $507,000, of guaranteed student loans and $2.1 million of commercial real estate loans. The Company's allowance for loan losses totalled $4.8 million at December 31, 1996 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 31.42% and 0.56%, respectively. The Company's non-performing assets to total assets ratio was 0.87% at December 31, 1996. Net recoveries were $12,000 for the quarter ended December 31, 1996. Management believes that based upon information currently available that its allowance for loan losses is adequate to cover future loan losses. However, if general economic conditions and real estate values within the Bank's primary
                                                        15
lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income increased $633,000, or 162.7%, from $389,000 for the quarter ended December 31, 1995 to $1.0 million for the quarter ended December 31, 1996 due to increased deposit and servicing fee income as well as a net gain on the sale of securities.

Non-Interest Expense. Non-interest expense totalled $8.8 million for the quarter ended December 31, 1996 as compared to $5.5 million for the quarter ended December 31, 1995, an increase of $3.3 million, or 59.0%. The increase is mainly the result of banking office personnel, occupancy costs, other operating expenses and goodwill amortization associated with the Sunrise Bancorp, Inc. acquisition. However, due to an increased asset base and acquisition related efficiencies, the operating expense to average assets ratio improved to 1.68% for the quarter ended December 31, 1996 from 1.86% in the prior year quarter.
For the quarter ended December 31, 1996, compensation and benefits expense increased to $4.2 million, an increase of $1.3 million, or 43.5%, from $2.9 million for the quarter ended December 31, 1995. The increase in compensation and benefits expense is due to the addition of banking office personnel from the Sunrise Bancorp, Inc. acquisition, higher benefit expenses and normal salary adjustments. Occupancy and equipment expense increased $505,000, or 60.0%, from $842,000 for the quarter ended December 31, 1995 to $1.3 million for the quarter ended December 31, 1996 due to costs associated with the operation of eleven new banking offices. Federal deposit insurance premiums increased $129,000, or 27.4%, from $470,000 recorded for the quarter ended December 31, 1995 to $599,000 for the quarter ended December 31, 1996 due to an increased deposit base. However, during the quarter ended December 31, 1996, the Company received an insurance premium refund of $169,000 which reduced deposit insurance expense. Other operating expenses increased $507,000, or 54.2%, from $936,000 during the quarter ended December 31, 1995 to $1.4 million for the quarter ended December 31, 1996 as a result of general expenses related to the operation of eleven new banking offices.

Income Tax Expense. Income tax expense was $3.5 million for the three months ended December 31, 1996 and $2.0 million for the three months ended December 31, 1995. The effective income tax rates were 47.3% for the 1996 period as compared to 43.7% for 1995 period. The increase in the effective tax rate primarily relates to amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided for.

Comparison of Operating Results for the Six Months Ended December 31, 1996 and 1995.

General. The Company reported net income of $2.5 million for the six months ended December 31, 1996 as compared to 5.0 million for the six months ended December 31, 1996. Excluding the effect of the SAIF charge, the annualized return on average assets and average tangible equity would have been 0.80% and 14.08%, respectively.

Interest Income. Interest income increased $25.0 million, or 62.5%, from $40.1 million for the six months ended December 31, 1995, to $65.1 million for the six months ended December 31, 1996. The increase in net interest income was attributable to the growth in average interest-earning assets to $1.7 billion for the six months ended December 31, 1996 from $1.1 billion for the six months ended December 31, 1995. The growth in interest-earning assets was directly attributable to assets acquired from Bank of Westbury and Sunrise Bancorp, Inc. and the Bank's increased purchases of mortgage-backed securities and increased originations of multi-family loans. Interest income from mortgage loans increased by $15.5 million, or
                                                        16

125.8%, from $12.3 million for the 1995 period to $27.8 million for the 1996 period due to a $407.4 million, or 140.5%, increase in the average balance of mortgage loans, offset by a 52 basis point decrease in the average yield on mortgage loans from 8.55% for the 1995 period to 8.03% for the 1996 period. The increase in the average balance of mortgage loans is due to the acquisition of mortgage loans from the Bank of Westbury and Sunrise Bancorp, Inc. acquisitions as well as increased originations of multi-family loans. For the six months ended December 31, 1996, interest income from mortgage-backed securities increased $8.0 million, or 38.1%, from $21.0 million for the 1995 period to $29.0 million for the 1996 period, primarily due to an increase of $205.7 million, or 33.2%, in the average balance of mortgage-backed securities and an increase in the average yield on these securities of 19 basis points from 6.79% for the 1995 period to 6.98% for the 1996 period due to purchases of higher yielding longer term mortgage-backed securities. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of adjustable rate and longer term securities and also from securities acquired from Bank of Westbury and Sunrise Bancorp, Inc. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans. Interest income from consumer loans increased $502,000, or 9.6%, from $5.2 million for the 1995 period to $5.7 million for the 1996 period due to a $20.5 million, or 18.2%, increase in the average balance of consumer loans offset by a 66 basis point decrease in the average yield on consumer loans from 9.32% for the 1995 period to 8.66% for the 1996 period. The decrease in the yield on consumer loans is the result of the downward repricing of prime rate based home equity lines of credit as well as lower yielding consumer loans acquired in the Sunrise Bancorp, Inc. acquisition.

Interest Expense. Interest expense for the six months ended December 31, 1996, was $34.8 million, an increase of $13.8 million, or 65.3%, from $21.0 million for the six months ended December 31, 1995. The increase in interest expense is related to a $698.1 million, or 74.7%, increase in the average balance of interest-bearing liabilities offset by a 24 basis point decrease in the cost of interest-bearing liabilities from 4.51% for the 1995 period to 4.27% for the 1996 period. The decrease in the average cost of interest-bearing liabilities resulted primarily from a lower interest rate environment during the six months ended December 31, 1996. Interest expense on total deposits increased $9.6 million, or 56.9%, from $16.9 million for the 1995 period to $26.5 million for the 1996 period, primarily as a result of a $553.4 million, or 68.8%, increase in the average balance of deposits offset by a 23 basis point decrease in the average cost of such deposits from 4.19% for the 1995 period to 3.96% for the 1996 period. Interest expense on borrowed funds increased $4.2 million, or 99.0%, from $4.2 million for the 1995 period to $8.4 million for the 1996 period. Borrowings averaged $296.4 million for the six months ended December 31, 1996, an increase of $166.6 million, or 128.3%, from $129.8 million for the six months ended December 31, 1995. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances have been reinvested by the Bank in mortgage-backed securities and multi-family loans leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income was $30.3 million for the six months ended December 31, 1996 as compared to $19.0 million for the six months ended December 31, 1995, an increase of $11.3 million, or 59.4%. The increase in net interest income was attributable to a $666.3 million, or 62.4% increase in average interest-earning assets to $1.7 billion for the six months ended December 31, 1996 from $1.1 billion for the six months ended December 31, 1995. The increase in interest-earning assets is related to increased purchases of mortgage-backed securities, increased originations of multi-family loans and assets acquired from Bank of Westbury and Sunrise Bancorp, Inc. Interest-bearing liabilities increased $698.1 million, or 74.7%, to $1.6 billion for the 1996 period from $934.4 million for the 1995 period. The Bank's ratio of average interest-earning assets to average interest-bearing liabilities declined to 1.06X for the six months ended December 31, 1996 from 1.14X for the six months ended December 31, 1995 as a result of the Bank leveraging its excess capital with the Bank of Westbury and Sunrise Bancorp, Inc. acquisitions. Also, net interest income increased as a result of an increase in the net interest spread from 3.00% for the six months ended December 31, 1995 to 3.25% for the six months ended December 31, 1996. The increase in net interest spread is mainly due to higher yielding mortgage assets acquired from Sunrise Bancorp, Inc. and originations of higher yielding multi-family loans. However, the net interest margin decreased from 3.56% for the six months ended December 31, 1995 to 3.50% for the six months ended December 31, 1996 as the Bank fully leverage its excess capital from the prior year period.

Provision for Loan Losses. The provision for loan losses totalled $350,000 for the six months ended December 31, 1996 as compared to $200,000 for the six months ended December 31, 1995. The Company established additional loan loss reserves after analyzing non-performing loans as well as the need to increase general valuation allowances on commercial real estate and multi-family loans. Non-performing loans at December 31, 1996 were comprised of $12.5 million of loans secured by one- to four-family residences, $507,000 of guaranteed student loans and $2.1 million of commercial real estate loans. The Company's allowance for loan losses totalled $4.8 million at December 31, 1996 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 31.42% and 0.56%, respectively. The Company's non-performing assets to total assets ratio was 0.87% at December 31, 1996. Net charge-offs were $79,000 for the six months ended December 31, 1996. Management believes that based upon information currently available, its allowance for loan losses is adequate and sufficient reserves are presently maintained to cover losses on any non-performing loans.

Non-Interest Expense. Non-interest expense totalled $26.0 million for the six months ended December 31, 1996 as compared to $10.8 million for the six months ended December 31, 1995, an increase of $15.2 million, or 141.6%. Included in non-interest expense for the six months ended December 31, 1996 is the special SAIF charge of $8.3 million. Excluding the SAIF charge, non-interest expense increased $7.0 million, or 65.0%. This increase is mainly the result of banking office personnel, deposit insurance, goodwill amortization and other occupancy costs associated with the Bank of Westbury and Sunrise Bancorp, Inc.
acquisitions. However, due to the increased asset base and the operational efficiencies realized from the two acquisitions, the operating expense to average assets ratio improved from 1.90% for the six months ended December 31, 1995 to 1.73% for the six months ended December 31, 1996. For the six months ended December 31, 1996, compensation and benefits expense increased $2.7 million, or 48.0%, to $8.3 million from $5.6 million for the six months ended December 31, 1995. The increase in compensation and benefits expense is due to the addition of banking office personnel from the Bank of Westbury and Sunrise Bancorp, Inc. acquisitions, higher benefit expenses and normal salary adjustments. Occupancy and equipment expense increased $1.1 million, or 62.9%, from $1.7 million for the six months ended December 31, 1995 to $2.8 million for the six months ended December 31, 1996 due to costs associated with the operation of seventeen new banking offices as well as miscellaneous data processing costs. Other operating expenses increased $1.0 million, or 56.0%, from $1.8 million during the six months ended December 31, 1995 to $2.8 million for the six months ended December 31, 1996 as a result of general expenses related to the addition of seventeen new banking offices.

Income Tax Expense. Income tax expense was $3.2 million for the six months ended December 31, 1996 and $3.8 million for the six months ended December 31, 1995. The effective income tax rates were 56.4% for the 1996 period as compared to 43.0% for 1995 period. The increase in the effective tax rate primarily relates to $1.7 million of amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided for. In addition, as a result of the SAIF charge such amortization represents a higher percentage of pre-tax income thereby increasing the effective tax rate.

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

In this regard, as of December 31, 1996, the Company has repurchased a total of $1.9 million shares of the Company's outstanding common stock in open market transactions for a total cost of $26.0 million and at an average price of approximately $13.49 per share. The Company is presently in its fourth stock repurchase plan and has approximately 18,000 common shares remaining to be repurchased under such plan.

On December 18, 1996, the Board of Directors declared a regular cash dividend of $0.14 per common share for the quarter ending December 31, 1996. The dividend was paid on January 17, 1997 to stockholders of record on January 3, 1997.

The Company has also used available liquidity and capital to expand its operations with the acquisition of two financial institutions. On August 11, 1995, the Company acquired Bank of Westbury, for approximately $16.7 million in cash and on January 11, 1996, the Company acquired Sunrise Bancorp, Inc. for approximately $106.3 million in cash. The Company had sufficient liquidity available to fund these purchases and as of December 31, 1996, the Bank met all of its regulatory capital requirements. The Company was required to sell mortgage-backed securities classified as available-for-sale to fund the purchase of Sunrise Bancorp, Inc.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Bank's liquidity and short-term liquidity ratios averaged 5.46%, and 1.45%, respectively, for the six months ended December 31, 1996. The Bank's short-term liquidity ratio was 1.38%, at December 31, 1996.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period.

At December 31, 1996, assets qualifying for short-term liquidity, including cash and short term investments, totalled $23.2 million.

The primary investment activity of the Bank is the origination of mortgage loans and consumer loans, and the purchase of mortgages and mortgage-backed securities. During the six months ended December 31, 1996, the Bank originated and purchased mortgage loans and consumer loans in the amount of $75.7 million and $25.3 million, respectively. During the six months ended December 31, 1996, the Bank purchased $172.5 million of mortgage-backed securities all of which were classified as available-for-sale. These activities were funded primarily by deposits, principal repayments on loans and mortgage-backed securities, and borrowings under reverse repurchase agreements. At December 31, 1996, borrowings from the FHLB-NY and reverse repurchase agreements totalled $313.5 million.

At December 31, 1996, the Bank had outstanding loan commitments of $13.7 million and open lines of credit of $49.9 million. In addition, the Bank had commitments to purchase $8.3 million of private label collateralized mortgage obligations classified as available-for-sale. The Bank anticipates that it will have sufficient funds available to meet its current loan origination and mortgage-backed securities purchase commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1996 totalled $490.6 million. Management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 1996, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 5.61%, 5.61% and 15.53%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

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

This Statement defines fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No.25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income, and if presented, earnings per share, as if the fair value based method of accounting defined in this SFAS 123 had been applied. SFAS 123 is effective for transactions entered into fiscal years that begin after December 15, 1995, though they may be adopted on issuance. Management will implement the pro forma disclosures required by SFAS No. 123 with the preparation of the annual financial statement for fiscal 1997.

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

SFAS No. 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It additionally requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment, or increased obligation, based on their fair value. SFAS No.125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and should be applied prospectively. Earlier or retroactive application of this Statement is not permitted. On the Company's consolidated financial statements, there will be no impact from SFAS No.
125.

In January 1997, FASB issued SFAS No. 127,  "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." ("SFAS No.127"). SFAS No. 127 postpones the effective date by one year for certain provisions of SFAS No. 125. Specifically, paragraph 15 of SFAS No. 125 (secured borrowings and collateral) is deferred for all transfers of financial assets until after December 31, 1997. Likewise, paragraphs 9-12 of SFAS No. 125 (accounting for transfers) are deferred until after December 31, 1997, but only for repurchase agreements, dollar-rolls, securities lending and similar transactions.
                                                        21

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Shareholders on November 12, 1996 (The Annual Meeting).

                  At the annual Meeting, the shareholders of the Company elected Thomas G. Davis, Jr. and Donald LaPasta as directors of the Company each to serve for a three year term and in any case, until the election and qualification of their respective successors. In addition, the shareholders of the Company duly ratified the approval of the Reliance Bancorp, Inc. 1996 Stock Option Plan and the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for its 1997 fiscal year.

                  The number of votes cast at the meeting as to each matter acted upon were as follows:

         (a)      Election of Directors:
                                            For            Withheld
                                            ---            --------

                  Thomas G. Davis, Jr.    7,755,124         80,141
                  Donald LaPasta          7,698,096        137,169

         (b) The ratification and approval of the Reliance Bancorp, Inc. 1996 Stock Option Plan.

                                    For:             4,403,912
                                    Against:           474,618
                                    Abstained:          67,925

         (C) The ratification of the appointment of KPMG Peat Marwick LLP, as independent auditors of Reliance Bancorp, Inc. for the fiscal year ending June 30, 1997.

                                    For:             7,730,020
                                    Against:            79,604
                                    Abstained:          25,641

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                        3.1     Certificate of Incorporation*
                        3.2     Bylaws*
                       11.0     Statement re Computation of Per Share Earnings
                       27.0     Financial Data Schedule

                  (b) Reports on Form 8-K

                       Not applicable.

     * Incorporated by reference into the Registrant's Statement of Form S-1, as amended, originally filed on December 3, 1993.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Reliance Bancorp, Inc.
                                  (Registrant)






 /s/ Raymond A. Nielsen        02/13/97   /s/ Paul D. Hagan          02/13/97
 ----------------------        --------   -----------------          --------
     Raymond A. Nielsen                       Paul D. Hagan
     Chief Executive Officer                  Chief Financial Officer