Form 10-Q
period 1997-03-31
RELIANCE BANCORP INC
filed 1997-05-15
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                  For the quarterly period ended March 31, 1997


                         Commission File Number: 0-23126


                             RELIANCE BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   11-3187176
        -------------------                          -------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                 585 Stewart Avenue, Garden City, New York 11530
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (516) 222-9300
                                                           --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [ X ] No [ ]

As of May 5, 1997, there were 8,763,369 shares of common stock, $.01 par value, outstanding.

                                          PART I - FINANCIAL INFORMATION



  ITEM 1. FINANCIAL  STATEMENTS - Unaudited

               Consolidated  Statements  of Condition at March 31, 1997 and June
                    30, 1996 (Unaudited)

               Consolidated  Statements  of Income for the Three Months and Nine
                    Months Ended March 31, 1997 and 1996 (Unaudited)

               Consolidated  Statements  of Cash Flows for the Nine Months Ended
                    March 31, 1997 and 1996 (Unaudited)

               Notes to Unaudited Consolidated Financial Statements
                                                         1


                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Condition
                                   (Unaudited)
             (Dollars in thousands, except share and per share data)

                                                                                                    March 31,      June 30,
                                                                                                      1997           1996
                                                                                                      ----           ----
                       Assets

Cash and due from banks......................................................................      $ 24,731    $    22,420
Money market investments.....................................................................        13,500         10,450
Debt and equity securities available-for-sale................................................        21,941         13,271
Debt and equity securities held-to-maturity (estimated market value of
    $50,946 and $48,036, respectively).......................................................        51,021         48,330
Mortgage-backed securities available-for-sale................................................       701,260        591,740
Mortgage-backed securities held-to-maturity  (estimated market value of
    $168,245 and $184,995, respectively).....................................................       166,187        184,492
Loans receivable:
     Mortgage loans..........................................................................       730,906        690,967
     Consumer and other loans................................................................       135,858        131,274
       Less allowance for loan losses........................................................        (4,879)       (4,495)
                                                                                                   ---------     ---------
             Loans receivable, net...........................................................       861,885        817,746

Accrued interest receivable, net.............................................................        12,412         11,312
Office properties and equipment, net.........................................................        14,129         13,821
Prepaid expenses and other assets............................................................         9,007         14,070
Mortgage servicing rights....................................................................         3,302          3,905
Excess of cost over fair value of net assets acquired........................................        46,309         49,429
Real estate owned, net.......................................................................         1,116          1,564
                                                                                                   --------       --------
             Total assets....................................................................    $1,926,800     $1,782,550
                                                                                                  =========      =========

                       Liabilities and Stockholders' Equity
Deposits.....................................................................................    $1,404,608     $1,345,626
FHLB advances................................................................................        40,000          3,000
Securities sold under agreements to repurchase...............................................       301,407        263,160
Advance payments by borrowers for taxes and insurance........................................        13,459          8,846
Accrued expenses and other liabilities.......................................................        12,419          8,299
                                                                                                  ---------       --------
             Total liabilities...............................................................     1,771,893      1,628,931
                                                                                                  ---------      ---------

Commitments
                       Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued....................................................................            --             --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued; 8,822,769 and 9,128,739
    outstanding at March 31, 1997 and June 30, 1996, respectively............................           108            108
Additional paid-in capital...................................................................       105,463        104,041
Retained earnings, substantially restricted..................................................        86,763         83,966
Unrealized depreciation on securities available for sale, net of taxes.......................        (3,706)        (5,281)

Less:
Unallocated common stock held by ESOP........................................................        (5,589)        (6,210)
Unearned common stock held by RRP............................................................        (1,773)        (2,392)
Common stock held by SERP....................................................................          (209)            --
Treasury stock, at cost (1,928,051 and 1,622,081 shares
  at March 31, 1997 and June 30, 1996, respectively).........................................       (26,150)       (20,613)
                                                                                                   ---------      ---------
     Total stockholders' equity..............................................................       154,907        153,619
                                                                                                   --------       --------
            Total liabilities and stockholders' equity.......................................    $1,926,800     $1,782,550
                                                                                                  =========      =========



                      RELIANCE BANCORP, INC. and SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                     Three Months Ended              Nine Months Ended
                                                                         March 31,                        March 31,
                                                                     -------------------            -------------------
                                                                     1997           1996            1997           1996
                                                                     ----           ----            ----           ----

Interest income:
   First mortgage loans.......................................    $ 14,306       $ 12,753        $ 42,142     $ 25,079
   Consumer and other loans...................................       2,859          2,896           8,575        8,112
   Mortgage-backed securities.................................      15,057         11,876          44,036       32,862
   Money market investments...................................         127            321             475          772
   Debt and equity securities.................................       1,247          1,310           3,516        2,419
                                                                   -------        -------         -------      -------
      Total interest income...................................      33,596         29,156          98,744       69,244
                                                                   -------        -------         -------      -------

Interest expense:
   Deposits...................................................      13,426         12,725          39,877       29,582
   Borrowed funds.............................................       4,478          2,876          12,841        7,078
                                                                   -------        -------         -------      -------
      Total interest expense..................................      17,904         15,601          52,718       36,660
                                                                   -------        -------         -------      -------
      Net interest income before provision
        for loan losses.......................................      15,692         13,555          46,026       32,584
   Provision for loan losses..................................         300            425             650          625
                                                                   -------       --------        --------     --------
      Net interest income after provision for
        loan losses...........................................      15,392         13,130          45,376       31,959
                                                                   -------        -------         -------      -------

Non-interest income:
   Loan fees and service charges..............................         160            281             568          490
   Other operating income.....................................         671            448           1,866          942
   Net gain on securities.....................................          66            676             172          678
                                                                  --------        -------        --------      -------
      Total non-interest income...............................         897          1,405           2,606        2,110
                                                                   -------         ------         -------      -------

Non-interest expense:
   Compensation and benefits..................................       4,091          3,783          12,351        9,362
   Occupancy and equipment....................................       1,492          1,428           4,263        3,129
   Federal deposit insurance premiums.........................         220            730           1,592        1,628
   Advertising................................................         225            287             842          795
   Other operating expense....................................       1,511          1,058           4,320        2,859
                                                                   -------        -------         -------      -------
      Total general and administrative expenses...............       7,539          7,286          23,368       17,773
   Real estate operations, net................................         114            366             335          430
   Amortization of excess of cost over fair value
      of net assets acquired..................................         846            856           2,558        1,072
   SAIF recapitalization charge...............................          --              --          8,250           --
                                                                ----------      ----------       --------   ----------
      Total non-interest expense..............................       8,499          8,508          34,511       19,275
                                                                  --------        -------         -------      -------

Income before income taxes ...................................       7,790          6,027          13,471       14,794
Income tax expense ...........................................       3,667          2,904           6,873        6,671
                                                                   -------        -------         -------      -------

Net income....................................................     $ 4,123        $ 3,123         $ 6,598      $ 8,123
                                                                    ======         ======          ======       ======

Net income per common share ..................................     $  0.46       $   0.35         $  0.73     $   0.91
                                                                     =====         ======           =====       ======





                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                  Nine Months Ended
                                                                                                      March 31,
                                                                                               ---------------------
                                                                                               1997             1996
                                                                                               ----             ----
                                                                                                    (Unaudited)
Cash flows from operating activities:
 Net income...........................................................................       $ 6,598           $ 8,123
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
 Provision for loan losses............................................................           650               625
 Provision for losses on real estate owned............................................           200               325
 (Accretion of discounts) amortization of premiums, net...............................           903              (383)
 Amortization relating to allocation and earned portion of stock plans................         1,804             1,512
 Amortization of excess of cost over fair value of net assets acquired................         2,558             1,072
 Amortization of mortgage servicing rights............................................           603               137
 Acquisition related tax benefits not previously recognized...........................           562                --
 Depreciation and amortization........................................................         1,045               675
 Net gain on securities...............................................................          (172)             (678)
 Net gain on loans sold.............................................................             (26)              (19)
 Net gain on sale of real estate owned................................................           (49)              (22)
 (Increase) decrease in accrued interest receivable...................................        (1,100)              955
 Decrease in prepaid expense and other assets.........................................         4,499               332
 Increase (decrease) in accrued expenses and other liabilities........................         3,758            (7,856)
                                                                                             -------           --------
     Net cash provided by operating activities........................................        21,833             4,798
                                                                                             -------            ------

Cash flows from investing activities:
 Originated and purchased loans, net of principal repayments on loans ................       (52,939)          (34,696)
 Purchases of mortgage-backed securities available-for-sale...........................      (236,484)         (334,637)
 Proceeds from sales of mortgage-backed securities available-for-sale.................        59,810           180,590
 Principal repayments from mortgage-backed securities.................................        87,594           110,974
 Purchases of debt securities held-to-maturity........................................        (5,007)               --
 Purchases of debt securities available-for-sale......................................       (15,000)               --
 Proceeds from call of debt securities................................................         2,313            15,800
 Proceeds from sales of debt securities available-for-sale............................         5,028            30,345
 Proceeds from maturities of debt securities..........................................         1,350            28,100
 Purchases of premises and equipment..................................................        (1,391)           (2,320)
 Proceeds from loans sold.............................................................         6,702             4,213
 Proceeds from sales of real estate owned.............................................         1,222               859
 Cash paid for Bank of Westbury net of cash and cash equivalents acquired.............            --              (165)
 Cash paid for Sunrise Bancorp, Inc. net of cash and cash equivalents acquired........            --           (94,259)
                                                                                           ---------           --------
     Net cash used in investing activities............................................      (146,802)          (95,196)
                                                                                           ----------         ---------

Cash flows from financing activities:
 Increase in deposits.................................................................        59,447            43,926
 Increase (decrease) in advance payments by borrowers for taxes and insurance.........         4,613            (2,550)
 Proceeds from FHLB advances..........................................................        60,000                --
 Repayment of FHLB advances.........................................................         (23,000)          (87,000)
 Proceeds from reverse repurchase agreements..........................................       908,471           564,833
 Repayment of reverse repurchase agreements...........................................      (870,224)         (402,637)
 Purchases of treasury stock..........................................................        (6,282)           (2,341)
 Net proceeds from issuance of common stock and exercise of stock options.............           562                --
 Dividends paid.......................................................................        (3,257)           (2,951)
                                                                                            ---------          --------
    Net cash provided by financing activities.........................................       130,330           111,280
                                                                                            --------          --------

 Net increase in cash and cash equivalents............................................         5,361            20,882
 Cash and cash equivalents at beginning of period.....................................        32,870            16,937
                                                                                             -------           -------
 Cash and cash equivalents at end of period...........................................      $ 38,231          $ 37,819
                                                                                             =======           =======




                      RELIANCE BANCORP, INC. and SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued
                             (Dollars in thousands)

                                                                                                Nine Months Ended
                                                                                                     March  31,
                                                                                              -----------------------
                                                                                              1997               1996
                                                                                              ----               ----
                                                                                                    (Unaudited)
Supplemental disclosures of cash flow information

Cash paid during the nine months ended for:

Interest.............................................................................     $  52,887         $  35,676
                                                                                             =======           =======

Income taxes.........................................................................     $    4,745        $    3,544
                                                                                             ========          ========

Non-cash investing activities:
 Transfers from loans to real estate owned............................................     $      925        $    1,060
                                                                                             ========          ========

Transfer of mortgage-backed securities
  from held-to-maturity to available-for-sale.........................................     $       --         $ 283,245
                                                                                            =========           =======


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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months and nine months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1996 Annual Report on Form 10-K.

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

3.       SUBSEQUENT EVENT

         On May 3, 1997, Reliance Bancorp, Inc., a Delaware corporation ("Reliance"), entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Reliance, Reliance Federal Savings Bank, a federally chartered savings bank and a wholly-owned subsidiary of Reliance (the "Bank"), and Continental Bank, a New York chartered commercial bank ("Continental"). The Merger Agreement provides, among other things, that Continental will be merged with and into the Bank, with the Bank being the surviving corporation (the "Merger"). Continental is a $173.0 million commercial bank based in Garden City, New York, with two full service banking offices in Nassau and Suffolk counties.

         Pursuant to the Merger Agreement, each share of common stock of Continental issued and outstanding at the Effective Time (as defined in the Merger Agreement) will be converted into the right to receive 1.1 shares of Reliance common stock.

         Consummation of the merger is expected to occur in the fourth quarter of calendar year 1997 and is subject to the satisfaction of certain conditions, including approval of the shareholders of Continental and approval of the appropriate regulatory agencies.

         Continental has the right to terminate the Merger Agreement if the market value of Reliance (as defined in the Merger Agreement) falls below $19.20 per share and such decline in value is 15% greater than the percentage decline of a group of similar financial institutions, unless Reliance delivers to Continental's shareholders Reliance shares having a minimum value established pursuant to a formula set forth in the Merger Agreement.

         In connection with the Merger Agreement, Reliance and Continental also entered into a Stock Option Agreement, dated as of May 3, 1997 pursuant to which Continental granted Reliance an option to purchase up to 183,425, or 19.9%, of Continental's issued and outstanding shares of common stock, upon the terms and conditions stated therein. The Merger Agreement also includes a provision for a $350,000 termination fee that is payable to Reliance if the transaction is not completed under certain circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 at the direction of the Board of Directors of Reliance Federal Savings Bank (the "Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The stock conversion was completed on March 31, 1994 which raised $103.6 million of net proceeds from the sale of 10,750,820 common shares. As of March 31, 1997, the Company had 8,822,769 shares outstanding, all of which were common shares.

The Company is headquartered in Garden City, New York and its primary business currently consists of the operations of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities and repurchase agreements. The Company has also expanded its operations with the acquisition of two financial institutions. On January 11, 1996, the Company completed its acquisition of Sunrise Bancorp, Inc. On August 11, 1995, the Company completed the acquisition of Bank of Westbury. As discussed in Note 3, on May 3, 1997 the Company entered into an agreement to acquire Continental Bank.

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

A summary of the net assets acquired (at their fair values) in the Bank of Westbury acquisition is as follows:


                                               After the Close of Business
                                                      on August 11, 1995
                                                      (In thousands)

         Assets acquired:
                  Cash and cash equivalents           $ 17,219
                  Investment securities                  2,713
                  Mortgage-backed securities            68,140
                  Loans receivable, net                 72,741
                  Net deferred tax asset                   911
                  Real estate owned                        376
                  Other assets                           4,106
                                                       -------

                       Total assets acquired           166,206

         Liabilities assumed:
                  Deposits                             151,992
                  Borrowed funds                         3,000
                  Other liabilities                      1,605
                                                       -------

                       Total liabilities assumed       156,597
                       Net assets acquired            $  9,609

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
                                                          ======

Financial Condition

As of March 31, 1997, total assets were $1.9 billion, deposits were $1.4 billion and total stockholders' equity was $154.9 million. The mortgage-backed securities portfolio increased $91.2 million, or 11.8%, from $776.2 million at June 30, 1996 to $867.4 million at March 31, 1997 with the increase primarily due to increased purchases of adjustable-rate and longer term fixed-rate mortgage-backed securities and private label collateralized mortgage obligations offset by amortization and prepayments. Mortgage loans increased $39.9 million from $691.0 million at June 30, 1996 to $730.9 million at March 31, 1997. The increase in mortgage loans is primarily due to increased multi-family loan originations offset by amortization. For the nine months ended March 31, 1997, the Bank originated $71.6 million of multi-family loans.

Funding for the purchases of mortgage-backed securities and loans was through a combination of new deposit growth, borrowings and cash flows. Deposits increased $59.0 million, or 4.4% during the nine months ended March 31, 1997 as a result of growth in new certificate of deposit products. Borrowings increased from $266.2 million at June 30, 1996 to $341.4 million at March 31, 1997, an increase of $75.2 million, or 28.3%. The Bank continues to use borrowings to leverage its capital and fund asset growth. Excess of cost over fair value of net assets acquired decreased $3.1 million during the nine months ended March 31, 1997 primarily due to $2.6 million of amortization and approximately $562,000 of acquisition related tax benefits currently realized and not previously recognized.

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


                                                                                      March 31,       June 30,
                                                                                        1997             1996
                                                                                        ----             ----
                                                                                       (Dollars in thousands)
Non-accrual mortgage loans delinquent more than 90 days....................          $ 12,389         $ 12,277
Non-accrual other loans delinquent more than 90 days.......................               211              352
                                                                                      -------           ------
    Total non-accrual loans................................................            12,600           12,629
Loans 90 days or more delinquent and still accruing........................               393              350
                                                                                      -------           ------
Total non-performing loans.................................................            12,993           12,979
Total foreclosed real estate, net of related allowance for losses..........             1,116            1,564
                                                                                      -------           ------
Total non-performing assets................................................          $ 14,109         $ 14,543
                                                                                      =======          =======

Non-performing loans to total loans........................................             1.50%            1.58%
Non-performing assets to total assets......................................             0.73%            0.82%
Allowance for loan losses to non-performing loans..........................            37.55%           34.63%
Allowance for loan losses to total loans...................................             0.56%            0.55%


Non-performing loans totalled $13.0 million, or 1.50% of total loans at March 31, 1997, as compared to $13.0 million, or 1.58% of total loans at June 30, 1996. Non-performing loans at March 31, 1997 were comprised of $10.3 million of loans secured by one- to four-family residences, $393,000 of guaranteed student loans and $2.3 million of commercial real estate loans. Included in non-performing loans are two commercial real estate loans to one borrower which went on non-accrual status during the nine months ended March 31, 1997. At March 31, 1997, the two loans totalled $1.2 million and were secured by a boat marina in Lindenhurst, NY. The loans were originated in September 1994 in the form of a $687,500 first mortgage on the property and a $550,000 second mortgage building loan. As of March 31, 1997, the borrower remains more than 90 days delinquent on the first and second mortgage loans. The Bank had commenced foreclosure proceedings and a receiver was appointed. Subsequently, the borrower declared bankruptcy and a bankruptcy trustee was appointed by the court and is presently operating the property. The property is expected to be sold by the bankruptcy trustee during the next quarter. The Bank continues to monitor such loan and has sufficient reserves necessary to cover any losses.

Potential Problem Loans

At March 31, 1997, the Bank had two loans outstanding totalling $1.0 million secured by a funeral home in Westbury, NY. The loans were originated in August 1995 in the form of a $580,000 first mortgage on the property and a $500,000 second mortgage building loan. As of March 31, 1997, the borrower has $465,000 outstanding on the building loan. An appraisal dated March 1995, valued the property at $1.7 million. As of March 31, 1997, the borrower was 89 days delinquent on the first mortgage loan and 59 days delinquent on the second mortgage loan. Because of the borrower's cash flow problems, the Bank is presently monitoring the loans due to their size and inability to obtain a takeout of the second mortgage position. The Bank is currently working with the borrower to bring these loans current although there is no assurance that this can be accomplished.

For the nine months ended March 31, 1997, the Company's loan loss provision was $650,000 as compared to $625,000 in the prior year period. The Company's allowance for loan losses totalled $4.9 million at March 31, 1997 and $4.5 million at June 30, 1996 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 37.55% and 0.56%, respectively, and 34.63% and 0.55%, respectively. The Company continues to increase its loan loss reserves after analyzing non-performing loans as well as the need to increase general valuation allowances on commercial real estate and multi-family loans. As a result of a decrease in REO and an increased asset base, the non-performing assets to total assets ratio improved to 0.73% at March 31, 1997 from 0.82% at June 30, 1996. Management believes the allowance for loan losses at March 31, 1997 is adequate and sufficient reserves are presently maintained to cover losses on any non-performing loans. For the quarter ended and nine months ended March 31, 1997, the Company experienced net charge-offs of $187,000 and $266,000, respectively.

Impact of Legislation

Recapitalization of SAIF Fund. Legislation was signed into law during the quarter ended September 30, 1996 to mitigate the effect of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation a special assessment was imposed on the amount of deposits held by SAIF-member institutions, including the Bank, as of a specified date, March 31, 1995, to recapitalize the SAIF. The special assessment was paid on November 27, 1996. The amount of the special assessment determined by the FDIC was 65.7 basis points of insured deposits. As a result of enactment of this legislation on September 30, 1996, the Bank recorded a one-time non-recurring charge of $8.25 million prior to recognition of a tax benefit. As a result of recognition of such charge, the Company recorded a net loss for the quarter ended September 30, 1996 which resulted in a reduction of retained earnings. The payment of the special assessment had the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, the Bank remains in compliance with its regulatory capital requirements. This legislation also spreads the obligation for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits will be assessed a FICO payment of 1.3 basis points, while

SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. This legislation specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

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

Under the Small Business Job Protection Act of 1996 (the "1996 Act"), signed into law in August, 1996, Section 593 of the Code was amended, and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), will be unable to make additions to its tax bad debt reserve, but will be permitted to deduct bad debts only as they occur and will additionally be required to recapture (that is, take into taxable income) over a multi-year period, beginning with the Bank's taxable year beginning on January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of March 31, 1996 over the balance of such reserves as of December 31, 1987, or over a lesser period if the Bank's loan portfolio has decreased since December 31, 1987. However, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. As a result of passage of the 1996 Act, the Bank will incur additional federal tax liability. However, the Act will have no impact on the Bank's results of operations. The New York State and New York City tax laws have been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve methods, for purposes of determining the Bank's New York State and New York City tax liability.

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

At March 31, 1997, $868.7 million, or 47.7%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $730.9 million, of which $397.8 million, or 54.4%, were adjustable-rate loans and $333.1 million, or 45.6%, were fixed-rate loans. In addition, at March 31, 1997, the Bank's consumer loan portfolio totalled $135.9 million, of which $107.4 million, or 79.0%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $28.5 million, or 21.0%, were fixed-rate home-equity and other consumer loans. The Bank continues to invest in adjustable-rate mortgage-backed securities to reduce credit risk as well as minimize exposure to volatile interest rates. The Bank also continues to purchase 30 year fixed rate mortgage-backed securities in order to provide a hedge against prepayment risk in its adjustable rate mortgage-backed securities portfolio. During the nine months ended March 31, 1997, the Bank purchased approximately $53.6 million and $93.5 million of 30 year fixed rate and 1 year adjustable rate mortgage-backed securities classified as available-for-sale, respectively. In addition, the Bank has recently purchased private label collateralized mortgage obligations classified as available-for-sale to increase the incremental yield on its mortgage-backed securities portfolio as well as moderate risks associated with conventional mortgage-backed securities resulting from unexpected prepayment activity. During the nine months ended March 31, 1997, the Bank purchased $117.5 million of private label collateralized mortgage obligations classified as available-for-sale. Management believes that these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment, and interest rate options available. At March 31, 1997, the mortgage-backed securities held-to-maturity portfolio totalled $166.2 million, of which $108.8 million, or 65.5%, of the mortgage-backed portfolio was adjustable-rate securities and $57.4 million, or 34.5%, was fixed-rate securities. The mortgage-backed securities portfolio classified as available-for-sale totalled $701.3 million of which $260.8 million, or 37.2%, were adjustable rate securities and $440.5 million, or 62.8%, were fixed-rate securities. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements.

At March 31, 1997, the Bank's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) was a negative gap of $7.3 million , or (0.38)% of total assets at March 31, 1997 as compared to a positive gap of $49.3 million, or 2.78% of total assets at June 30, 1996 and a negative gap of $102.6 million, or (5.9)%, at March 31, 1996. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

The Bank's exposure to the risks of changing interest rates may be analyzed, in part, by examining the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring the Bank's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing exceed the amount of interest-bearing assets maturing or repricing within the same period. Accordingly, a positive gap may enhance net interest income in a rising rate environment and reduce net interest income in a falling rate environment. Conversely, a negative gap may enhance net interest income in a falling rate environment and reduce net interest income in a rising rate environment.

Comparison of Operating Results for the Three Months Ended March 31, 1997 and 1996.

General. The Company reported net income of $4.1 million for the three months ended March 31, 1997 compared to $3.1 million for the three months ended March 31, 1996, an increase of $1.0 million, or 32.0%. This represents an annualized return on average assets of 0.87% and 0.75%, respectively, and a return on average tangible equity of 15.18% and 11.38%, respectively, for the three months ended March 31, 1997 and 1996.

Interest Income. Interest income increased $4.4 million, or 15.2%, from $29.2 million for the three months ended March 31, 1996, to $33.6 million for the three months ended March 31, 1997. The increase resulted from an increase of $217.0 million, or 13.8%, in the average balance of interest-earning assets from $1.6 billion for the 1996 period to $1.8 billion for the 1997 period and an increase in the average yield of interest-earning assets from 7.42% in the prior year period to 7.51%. Interest income from mortgage loans increased by $1.5 million, or 12.2 %, from $12.8 million for the 1996 period to $14.3 million for the 1997 period due to a $74.9 million, or 11.7%, increase in the average balance of mortgage loans, and a 4 basis point increase in the average yield on mortgage loans from 8.03% for the 1996 period to 8.07% for the 1997 period. The increase in the average balance of mortgage loans is primarily due to increased originations of multi-family loans. For the three months ended March 31, 1997, interest income from mortgage-backed securities increased $3.2 million, or 26.8%, from $11.9 million for the 1996 period to $15.1 million for the 1997 period, primarily due to an increase of $150.6 million, or 21.1%, in the average balance of mortgage-backed securities and an increase in the average yield on these securities of 29 basis points from 6.69% for the 1996 period to 6.98% for the 1997 period due to the adjustable-rate mortgage-backed securities repricing at higher rates, and increased purchases of higher yielding 30 year fixed rate securities and private label mortgage-backed securities. The increase in the average balance of mortgage-backed securities is due to increased purchases of adjustable rate and longer term securities and also securities acquired from Sunrise Bancorp, Inc. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans.

Interest Expense. Interest expense for the three months ended March 31, 1997, was $17.9 million, an increase of $2.3 million, or 14.8%, from $15.6 million for the three months ended March 31, 1996. The increase in interest expense is related to a $198.3 million, or 13.3%, increase in the average balance of interest-bearing liabilities from $1.5 billion for the 1996 period to $1.7 billion for the 1997 period and a 5 basis point increase in the cost of interest-bearing liabilities from 4.19% for the 1996 period to 4.24% for the 1997 period. The increase in the average cost of interest-bearing liabilities resulted primarily from a higher interest rate environment during the quarter ended March 31, 1997. Interest expense on deposits increased $701,000, or 5.5%, from $12.7 million for the 1996 period to $13.4 million for the 1997 period, primarily as a result of a $93.9 million, or 7.2%, increase in the average balance of deposits offset slightly by a 1 basis point decrease in the average cost of such deposits from 3.96% in the 1996 period to 3.95% in the 1997 period. Interest expense on borrowed funds increased $1.6 million, or 55.7%, from $2.9 million for the 1996 period to $4.5 million for the 1997 period. Borrowings averaged $328.2 million for the three months ended March 31, 1997, an increase of $125.5 million, or 61.9%, from $202.8 million for the three months ended March 31, 1996. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances, have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income was $15.7 million for the three months ended March 31, 1997 as compared to $13.6 million for the three months ended March 31, 1996, an increase of $2.1 million, or 15.8%. The increase in net interest income was attributable to a $217.0 million, or 13.8%, increase in average interest-earning assets to $1.8 billion for the quarter ended March 31, 1997 from $1.6 billion for the quarter ended March 31, 1996. The increase in interest-earning assets is related to increased purchases of mortgage-backed securities, increased origination of multi-family loans and assets acquired from Sunrise Bancorp, Inc. Interest-bearing liabilities increased $198.3 million, or 13.3%, to $1.7 billion for the 1997 period from $1.5 billion for the 1996 period. Also, net interest income increased as a result of an increase in the net interest spread from 3.23% for the three months ended March 31, 1996 to 3.27% for the three months ended March 31, 1997. The increase in net interest spread is mainly due to higher yielding mortgage assets acquired from Sunrise Bancorp, Inc. and higher yields on multi-family originations. In addition, the net interest margin increased slightly from 3.45% for the three months ended March 31, 1996 to 3.51% for the three months ended March 31, 1997 as the Bank increased its origination of higher yielding multi-family loans and purchases of higher yielding private label mortgage-backed securities.

Provision for Loan Losses. The provision for loan losses totalled $300,000 for the three months ended March 31, 1997 compared to $425,000 for the three months ended March 31, 1996. The Company continues to increase its loan loss reserves after analyzing non-performing loans as well as the need to increase general valuation allowances on commercial real estate and multi-family loans. The higher provision for loan losses in the prior year period was due to the Bank adjusting loan loss reserve on loans acquired from Sunrise Bancorp, Inc. to meet compliance with Bank's policies. Management believes that based upon information currently available that its allowance for loan losses is adequate to cover future loan losses. However, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income decreased $508,000, or 36.2%, from $1.4 million for the quarter ended March 31, 1996 to $897,000 for the quarter ended March 31, 1997 primarily as a result of a net gain on the sale of securities recognized in the prior year period. During the prior year period, the Bank sold mortgage-backed securities to fund the acquisition of Sunrise Bancorp, Inc.

Non-Interest Expense. Non-interest expense totalled $8.5 million for the quarter ended March 31, 1997, the same amount in the prior year quarter. Due to an increased asset base and acquisition related efficiencies, the operating expense to average assets ratio improved to 1.59% for the quarter ended March 31, 1997 from 1.75% in the prior year quarter. For the quarter ended March 31, 1997, compensation and benefits expense increased to $4.1 million, an increase of $308,000, or 8.1%, from $3.8 million for the quarter ended March 31, 1996. The increase in compensation and benefits expense is due mainly to increased costs of the ESOP and RRP benefit plans and normal salary adjustments. For the quarter ended March 31, 1997, the ESOP and RRP expenses were $652,000 as compared to $512,000 in the prior year quarter, an increase of $140,000, or 27.3%. Federal deposit insurance premiums decreased $510,000, or 69.9%, from $730,000 recorded for the quarter ended March 31, 1996 to $220,000 for the quarter ended March 31, 1997 due to the reduction in SAIF premiums. Other operating expenses increased $453,000, or 42.8%, from $1.1 million during the quarter ended March 31, 1996 to $1.5 million for the quarter ended March 31, 1997 as a result of general expenses related to the operation of the new banking offices.

Income Tax Expense. Income tax expense was $3.7 million for the three months ended March 31, 1997 and $2.9 million for the three months ended March 31, 1996. The effective income tax rates were 47.1% for the 1997 period as compared to 48.2% for 1996 period. The slight decrease in the effective tax rate primarily relates to higher income offsetting the effect of the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided for.


Comparison  of  Operating  Results for the Nine Months  Ended March 31, 1997 and
1996.

General. The Company reported net income of $6.6 million for the nine months ended March 31, 1997 as compared to $8.1 million for the nine months ended March 31, 1997. Excluding the effect of the SAIF charge, the annualized return on average assets and average tangible equity would have been 0.82% and 9.82%, respectively.

Interest Income. Interest income increased $29.5 million, or 42.6%, from $69.2 million for the nine months ended March 31, 1996, to $98.7 million for the nine months ended March 31, 1997. The increase in net interest income was attributable to the growth in average interest-earning assets to $1.8 billion for the nine months ended March 31, 1997 from $1.2 billion for the nine months ended March 31, 1996. The growth in interest-earning assets was directly attributable to assets acquired from Bank of Westbury and Sunrise Bancorp, Inc. and the Bank's increased purchases of mortgage-backed securities and increased originations of multi-family loans. Interest income from mortgage loans increased by $17.1 million, or 68.0%, from $25.1 million for the 1996 period to $42.1 million for the 1997 period due to a $296.6 million, or 73.0%, increase in the average balance of mortgage loans, offset by a 24 basis point decrease in the average yield on mortgage loans from 8.28% for the 1996 period to 8.04% for the 1997 period. The increase in the average balance of mortgage loans is due to the acquisition of mortgage loans from the Bank of Westbury and Sunrise Bancorp, Inc. acquisitions as well as increased originations of multi-family loans. For the nine months ended March 31, 1997, interest income from mortgage-backed securities increased $11.2 million, or 34.0%, from $32.9 million for the 1996 period to $44.0 million for the 1997 period, primarily due to an increase of $187.3 million, or 28.8%, in the average balance of mortgage-backed securities and an increase in the average yield on these securities of 23 basis points from 6.75% for the 1996 period to 6.98% for the 1997 period due to purchases of higher yielding longer term and private label mortgage-backed securities. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of adjustable rate, longer term and private label securities and also from securities acquired from Bank of Westbury and Sunrise Bancorp, Inc. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans. Interest income from consumer loans increased $463,000, or 5.7%, from $8.1 million for the 1996 period to $8.6 million for the 1997 period due to a $15.2 million, or 12.8%, increase in the average balance of consumer loans offset by a 56 basis point decrease in the average yield on consumer loans from 9.15% for the 1996 period to 8.59% for the 1997 period. The decrease in the yield on consumer loans is the result of the downward repricing of prime rate based home equity lines of credit as well as lower yielding consumer loans acquired in the Sunrise Bancorp, Inc. acquisition.

Interest Expense. Interest expense for the nine months ended March 31, 1997, was $52.7 million, an increase of $16.0 million, or 43.8%, from $36.7 million for the nine months ended March 31, 1996. The increase in interest expense is related to a $531.6 million, or 47.5%, increase in the average balance of interest-bearing liabilities offset by a 11 basis point decrease in the cost of interest-bearing liabilities from 4.37% for the 1996 period to 4.26% for the 1997 period. The decrease in the average cost of interest-bearing liabilities resulted primarily from a lower interest rate environment during the nine months ended March 31, 1997. Interest expense on total deposits increased $10.3 million, or 34.8%, from $29.6 million for the 1996 period to $39.9 million for the 1997 period, primarily as a result of a $400.2 million, or 41.4%, increase in the average balance of deposits offset by a 13 basis point decrease in the average cost of such deposits from 4.09% for the 1996 period to 3.96% for the 1997 period. Interest expense on borrowed funds increased $5.7 million, or 81.4%, from $7.1 million for the 1996 period to $12.8 million for the 1997 period. Borrowings averaged $307.0 million for the nine months ended March 31, 1997, an increase of $152.9 million, or 99.2%, from $154.1 million for the nine months ended March 31, 1996. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances have been reinvested by the Bank in mortgage-backed securities and multi-family loans leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income was $46.0 million for the nine months ended March 31, 1997 as compared to $32.6 million for the nine months ended March 31, 1996, an increase of $13.4 million, or 41.3%. The increase in net interest income was attributable to the growth in average interest-earning assets to $1.8 billion for the nine months ended March 31, 1997 from $1.2 billion for the nine months ended March 31, 1996. The growth in interest-earning assets was primarily from assets acquired in the Sunrise Bancorp, Inc. acquisition, increased purchases of mortgage-backed securities and increased originations of multi-family loans. Interest-bearing liabilities increased $531.6 million, or 47.5%, to $1.7 billion for the 1997 period from $1.1 billion for the 1996 period. The Bank's ratio of average interest-earning assets to average interest-bearing liabilities declined to 1.06X for the nine months ended March 31, 1997 from 1.10X for the nine months ended March 31, 1996 as a result of the Bank leveraging its excess capital with the Bank of Westbury and Sunrise Bancorp, Inc. acquisitions. During the nine months ended March 31, 1997, the Bank improved its net interest spread to 3.25% from 3.10% for the nine months ended March 31, 1996, primarily due to a lower cost of funds for its interest-bearing liabilities. However, the net interest margin decreased slightly from 3.52% for the nine months ended March 31, 1996 to 3.50% for the nine months ended March 31, 1997 as the Bank fully leverage its excess capital from the prior year period.

Provision for Loan Losses. The provision for loan losses totalled $650,000 for the nine months ended March 31, 1997 as compared to $625,000 for the nine months ended March 31, 1996. The Company established additional loan loss reserves after analyzing non-performing loans and charge-offs as well as the need to increase general valuation allowances on commercial real estate and multi-family loans. The Company's allowance for loan losses totalled $4.9 million at March 31, 1997 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 37.55% and 0.56%, respectively. The Company's non-performing assets to total assets ratio was 0.73% at March 31, 1997. Net charge-offs were $266,000 for the nine months ended March 31, 1997. Management believes that based upon information currently available, its allowance for loan losses is adequate and sufficient reserves are presently maintained to cover losses on any non-performing loans.

Non-Interest Expense. Non-interest expense totalled $34.5 million for the nine months ended March 31, 1997 as compared to $19.3 million for the nine months ended March 31, 1996, an increase of $15.2 million, or 79.0%. Included in non-interest expense for the nine months ended March 31, 1997 is the special SAIF charge of $8.3 million. Excluding the SAIF charge, non-interest expense increased $7.0 million, or 36.2%. This increase is mainly the result of banking office personnel, goodwill amortization and other occupancy costs associated with the Sunrise Bancorp, Inc. acquisition. Due to the increased asset base and the operational efficiencies realized from the acquisition, the operating expense to average assets ratio improved from 1.83% for the nine months ended March 31, 1996 to 1.68% for the nine months ended March 31, 1997. For the nine months ended March 31, 1997, compensation and benefits expense increased $3.0 million, or 31.9%, to $12.4 million from $9.4 million for the nine months ended March 31, 1996. The increase in compensation and benefits expense is due to the addition of banking office personnel from the Sunrise Bancorp, Inc. acquisition, higher benefit expenses and normal salary adjustments. For the nine months ended March 31, 1997, ESOP and RRP expense were $1.8 million as compared to $1.5 million in the prior year period, an increase of $292,000, or 19.3%. Occupancy and equipment expense increased $1.1 million, or 36.2%, from $3.1 million for the nine months ended March 31, 1996 to $4.3 million for the nine months ended March 31, 1997 due to costs associated with the operation of the new banking offices as well as miscellaneous data processing costs. Other operating expenses increased $1.4 million, or 51.1%, from $2.9 million during the nine months ended March 31, 1996 to $4.2 million for the nine months ended March 31, 1997 as a result of general expenses related to the addition of the new banking offices.

Income Tax Expense. Income tax expense was $6.9 million for the nine months ended March 31, 1997 and $6.7 million for the nine months ended March 31, 1996. The effective income tax rates were 51.0% for the 1997 period as compared to 45.1% for 1996 period. The increase in the effective tax rate primarily relates to $2.6 million of amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided for. In addition, as a result of the SAIF charge such amortization represents a higher percentage of pre-tax income thereby increasing the effective tax rate.

Liquidity And Capital Resources

The Company's current primary sources of funds are principal and interest payments and sales of investments securities and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. During the quarter ended March 31, 1997, the Bank made a dividend payment of $6.7 million to the Company. The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related business, payments of dividends or repurchase its common stock.

In this regard, as of March 31, 1997, the Company has repurchased a total of 1.9 million shares of the Company's outstanding common stock in open market transactions for a total cost of $26.2 million and at an average price of approximately $13.56 per share. On April 4, 1997 the Company announced its fifth 5% stock repurchase of the Company's 8,822,769 outstanding shares.

On March 19, 1996, the Board of Directors declared a regular cash dividend of $0.16 per common share, an increase of $0.02 or 14.13% from the regular cash dividend paid for the second quarter of fiscal year 1997. The dividend was paid on April 18, 1997 to stockholders of record on April 4, 1997.

The Company has also used available liquidity and capital to expand its operations with the acquisition of two financial institutions. On August 11, 1995, the Company acquired Bank of Westbury, for approximately $16.7 million in cash and on January 11, 1996, the Company acquired Sunrise Bancorp, Inc. for approximately $106.3 million in cash. The Company had sufficient liquidity available to fund these purchases and as of March 31, 1997, the Bank met all of its regulatory capital requirements. The Company was required to sell mortgage-backed securities classified as available-for-sale to fund the purchase of Sunrise Bancorp, Inc.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Bank's liquidity and short-term liquidity ratios averaged 5.33%, and 1.55%, respectively, for the nine months ended March 31, 1997. The Bank's short-term liquidity ratio was 2.37%, at March 31, 1997.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1997, assets qualifying for short-term liquidity, including cash and short term investments, totalled $39.5 million.

The primary investment activity of the Bank is the origination of mortgage loans and consumer loans, and the purchase of mortgages and mortgage-backed securities. During the nine months ended March 31, 1997, the Bank originated and purchased mortgage loans and consumer loans in the amount of $108.2 million and $35.3 million, respectively. During the nine months ended March 31, 1997, the Bank purchased $236.5 million of mortgage-backed securities all of which were classified as available-for-sale. These activities were funded primarily by deposits, principal repayments on loans and mortgage-backed securities, and borrowings under reverse repurchase agreements. At March 31, 1997, borrowings from the FHLB-NY and reverse repurchase agreements totalled $341.4 million.

At March 31, 1997, the Bank had outstanding loan commitments of $22.5 million and open lines of credit of $50.9 million. In addition, the Bank had commitments to purchase $5.0 million of U.S. government agency mortgage-backed securities classified as available-for-sale. The Bank anticipates that it will have sufficient funds available to meet its current loan origination and mortgage-backed securities purchase commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1997 totalled $503.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 1997, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 5.43%, 5.43% and 14.95%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

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

SFAS No. 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It additionally requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment, or increased obligation, based on their fair value. SFAS No.125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after January 1, 1997, and should be applied prospectively.

In January 1997, FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." ("SFAS No.127"). SFAS No. 127 postpones the effective date by one year for certain provisions of SFAS No. 125. Specifically, paragraph 15 of SFAS No. 125 (secured borrowings and collateral) is deferred for all transfers of financial assets until after December 31, 1997. Likewise, paragraphs 9-12 of SFAS No. 125 (accounting for transfers) are deferred until after December 31, 1997, but only for repurchase agreements, dollar-rolls, securities lending and similar transactions. SFAS No.125, as amended by SFAS No. 127, did not have a material effect on the Company's consolidated financial statements. 21

In February 1997, the FASB issued SFAS No.128, "Earnings per share". The statement is effective for periods ending after December 15, 1997, and will require restatement of all prior period earnings per share ("EPS") data presented. The statement establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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


Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      3.1    Certificate of Incorporation*
                      3.2    Bylaws*
                     11.0    Statement re Computation of Per Share Earnings
                     27.0    Financial Data Schedule 1





*Incorporated by reference into the Registrant's Statement of Form S-1, as amended, originally filed on December 3, 1993.

1  Submitted only with filing in electronic format.

                  (b) Reports on Form 8-K

                           1) On March 19, 1997, the Company declared a regular cash dividend of $0.16 per common share for the quarter ended March 31, 1997, an increase of $0.02 or 14.3% from the second quarter of fiscal year 1997. The dividend will be payable on April 18, 1997 to stockholders of record on April 4, 1997.

                           2) On April 4, 1997, the Company announced its fifth stock repurchase plan. The Company has been authorized by its Board of Directors to repurchase up to 5% of the Company's 8,822,769 outstanding shares during the next twelve months.

                           3) On May 5, 1997, the Company announced that it had entered into an agreement to acquire Continental Bank.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Reliance Bancorp, Inc.
                             ----------------------
                                  (Registrant)






 /s/ Raymond A. Nielsen      05/15/97      /s/ Paul D. Hagan         05/15/97
 ----------------------      ---------     --------------------      --------
    Raymond A. Nielsen                         Paul D. Hagan
    Chief Executive Officer                    Chief Financial Officer