Form 10-K
period 1997-06-30
RELIANCE BANCORP INC
filed 1997-09-29
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997
                                               -------------

                                     0-23126
                                     -------
                             Commission File Number

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

                                 (516) 222-9300
                                 --------------
              (Registrant's telephone number, including area code)

                                      None
                                      ----
           Securities registered pursuant to Section 12(b) of the Act

                          Common Stock, $.01 par value
                          ----------------------------
           Securities registered pursuant to Section 12(g) of the Act

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

                                      [ X ]

As of September 15, 1997 the aggregate market value of the shares of common stock of the registrant outstanding was $253,480,000 excluding the 565,519 shares held by all directors and officers of the registrant. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on September 15, 1997, which was $32.125 as reported in the Wall Street Journal on September 16, 1997. The number of shares of the registrant's common stock outstanding as of September 15, 1997 was 8,709,455 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the  definitive   Proxy   Statement  for  the  Annual  Meeting  of
Stockholders to be held on November 19, 1997 and the Annual Report to Stockholders for fiscal year 1997 are incorporated herein by reference - Parts II and III.


                         FORM 10-K CROSS REFERENCE INDEX

                                     PART I
                                     ------

                                                                                                                          Page No.
                                                                                                                          --------
Item 1.   Business
             Description of Business..........................................................................................   1
             Statistical Data:
             Distribution of Assets, Liabilities, and Stockholders' Equity;
                 Interest Rates and Interest Differential.....................................................................  27
             Mortgage and Other Loan Activities...............................................................................  28
             Loan Maturity and Repricing......................................................................................  29
             Summary of Allowance for Loan Losses.............................................................................  30
             Composition of Loan Portfolio....................................................................................  32
             Money Market, Debt and Equity and Mortgage-Backed Securities Portfolio...........................................  33
             Maturity Listing for Money Market Investments, Debt and Equity
                 and Mortgage-Backed Securities Portfolio.....................................................................  34
             Deposit Activities...............................................................................................  35
             Borrowings.......................................................................................................  37
Item 2.   Properties..........................................................................................................  38
Item 3.   Legal Proceedings...................................................................................................  40
Item 4.   Submission of Matters to a Vote of Security Holders.................................................................  40

                                     PART II
                                     -------

Item 5.   Market for Company's Common Equity and Related Stockholder Matters..................................................  40
Item 6.   Selected Financial Data.............................................................................................  41
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............................  41
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................................................41
Item 8.   Financial Statements and Supplementary Data.........................................................................  41
             Reliance Bancorp, Inc. and Subsidiary:
                 Independent Auditors' Report.................................................................................  41
                 Consolidated Statements of Condition.........................................................................  41
                 Consolidated Statements of Income............................................................................  41
                 Consolidated Statements of Changes in Stockholders' Equity...................................................  41
                 Consolidated Statements of Cash Flows........................................................................  41
                 Notes to Consolidated Financial Statements...................................................................  41
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................  41

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Company.....................................................................  41
Item 11.  Executive Compensation..............................................................................................  41
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................................  42
Item 13.  Certain Relationships and Related Transactions......................................................................  42

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................................  42

Signatures....................................................................................................................  45

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

         In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities and repurchase agreements. In addition, the Company completed its acquisitions of Bank of Westbury, a Federal Savings Bank, in August 1995 and Sunrise Bancorp, Inc. in January 1996 and intends to close its planned acquisition of Continental Bank ("Continental") in the fourth quarter of calendar year 1997.

General

         The primary business of the Company is the operations of its wholly-owned subsidiary, the Bank. The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in mortgage, multi-family, consumer loans (primarily home equity lines of credit, home equity loans, auto and guaranteed student loans) and to a lesser extent, commercial real estate and construction loans. In the past, the Bank has also invested in loans secured by cooperative units ("co-op loans") and commercial loans, but in recent years has discontinued its origination activities  in these  areas.  In the  future,  with the planned  acquisition  of
Continental, the Bank expects to begin originating commercial loans. In addition, during periods in which the demand for loans which meet the Bank's underwriting, investment and interest rate risk standards is lower than the amount of funds available for investment, the Bank invests excess funding in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations. The Bank's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed and investment securities, FHLB-NY advances and reverse repurchase agreements.

         The information presented in the consolidated financial statements and in the Form 10-K reflect the financial condition and results of operations of the Company, as consolidated with the Bank, its wholly-owned subsidiary. At June 30, 1997, the Company had total assets of $2.0 billion.

Planned Acquisition of Continental Bank

         On May 5, 1997, the Company announced that it had entered into a definitive agreement to acquire Continental, a commercial bank with 2 full service banking offices located in Nassau and Suffolk counties in Long Island, New York, a commercial lending facility and 5 check cashing facilities in Manhattan. Under the terms of the agreement, Reliance will issue
1.10 shares of its common stock for each outstanding common share of Continental. The total transaction value is estimated to be $24.2 million. As of June 30, 1997(unaudited), total assets of Continental were $177.3 million, deposit were $136.2 million and total stockholders' equity was $13.4 million. The merger is subject to the approval of Continental shareholders, as well as certain regulatory approvals. The merger is expected to be completed in the fourth quarter of calendar year 1997.

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

         The New York City metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial service industries. In particular, Long Island has historically benefited from a large and well-developed suburban market, a well-educated employment base and a diversity of industrial, service and high technology businesses. During the late 1980s and early 1990s, the New York City metropolitan experienced reduced employment as a result of layoffs in the financial services industry, corporate relocations and a general decline of the local, regional and national economies. Additionally, during that period the area experienced a general weakening of real estate values and a decline in home sales and construction. In particular, the counties of Nassau and Suffolk suffered reduced employment as a result of restructuring and downsizing in the high technology and defense related industries, which have historically been significant sources of employment in the Bank's primary market area. As a result, loan delinquencies increased and the underlying values of properties securing non-performing loans made by lending institutions generally declined resulting in substantial losses to some institutions. In 1993, however, the economy of the Bank's primary market area began to stabilize as demonstrated by improved employment and economic indicators. Since such time, residential real estate values in the Bank's primary market have stabilized and recently begun to improve. However, commercial real estate values, which experienced the greatest declines during the late 1980s and early 1990s, have only recently begun to stabilize and have not improved as much as residential real estate and generally remain below the values experienced in the late 1980s.

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

Lending Activities

     Portfolio Composition. The Bank offers a variety of loans to serve the credit needs of its communities. The Bank's loan portfolio is comprised primarily of first mortgage loans, most of which are underwritten to meet Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") standards and guidelines and are secured by one- to four-family residences, including co-op loans and, to a lesser extent, by multi-family residences and commercial real estate. The Bank also emphasizes the origination of consumer loans in the form of its home equity lines of credit and home equity loans. The remainder of the Bank's loan portfolio, at June 30, 1997, consisted of a variety of consumer and other loans, primarily guaranteed student loans, auto and loans on deposit accounts. At June 30, 1997, the Bank's loan portfolio totalled $914.5 million, of which, $552.6 million were one- to four-family loans, $8.6 million were co-op loans, $138.1 million were consumer and other loans, $190.3 million were multi-family loans, $23.4 million were commercial real estate loans, and $1.4 million were construction loans.

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

         At June 30, 1997, $552.6 million, or 60.4% of the Bank's total loan portfolio consisted of one- to four-family residential loans, of which $241.7 million, or 43.7%, were ARM loans. The Bank currently offers one-year ARM loans with terms of up to 30 years and loans with terms of up to 30 years which are fixed for three, five, seven and ten years and convert into one-year ARM loans at the end of the initial fixed period. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. These ARM loans may be originated on a point or no-point basis (i.e., with or without a loan origination fee based on a percentage of the loan amount). The maximum loan amount for ARM loans offered by the Bank is currently $750,000 and the maximum loan-to-value ratio is 80.0% of the property's appraised value or sales price, whichever is lower or over 80% if private mortgage insurance is obtained. Presently, the Bank's interest rates on ARM loans fluctuate based upon a spread above the weekly average yield of United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board and are generally subject to limitations on interest rate increases and decreases of 2.0% per adjustment period with a specified lifetime cap. At June 30, 1997, the lifetime cap for point and no-point loans was 11.75% and 12.75%, respectively. The Bank's ARM loans typically carry an initial interest rate below the fully-indexed rate for the loan. However, the Bank qualifies borrowers based upon the fully-indexed rate plus 200 basis points. The Bank determines the initial discount rate in accordance with market and competitive factors and, as of June 30, 1997, the rate offered by the Bank on point loans was 275 basis points below the fully-indexed rate of 8.40% as of such date. The rate offered by the Bank on no-point loans during the same period was 175 basis points below the fully-indexed rate. The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. During the past several years, demand for ARM loans has been weak due to a low interest rate environment and consumer preference for fixed rate loans. Accordingly, although the Bank will continue to offer ARM loans, there can be no assurance that the Bank will be able to originate a sufficient volume of ARM loans in the future to increase or maintain the proportion that these loans currently bear to total loans.

         The Bank currently offers fixed rate mortgage loans with terms of 10 to 30 years, secured by one- to four-family residences and condominiums. The Bank also offers these loans on a point or no-point basis with the respective interest rates determined in accordance with prevailing market and competitive factors. Fixed rate mortgage loans with terms exceeding 15 years are currently originated by the Bank for sale in the secondary market to the FHLMC, FNMA and other investors. The maximum loan amount for fixed rate loans offered by the Bank is currently $750,000. For fixed rate loans to be retained for the Bank's portfolio, the Bank's underwriting standards establish an 80.0% maximum loan-to-value ratio or over 80% if private mortgage insurance is obtained. Fixed rate loans which meet the eligibility requirements for sale to FHLMC or FNMA will be considered for amounts up to 95.0% of the appraised value or sales price, whichever is lower. Loan applications which meet the eligibility requirements of the State of New York Mortgage Agency ("SONYMA") Low Interest Rate Program will be considered for amounts up to 100.0% of the appraised value or sales price, whichever is lower. At June 30, 1997, $310.9 million, or 56.3%, of the Bank's one- to four-family residential mortgage loan portfolio consisted of fixed rate loans.

         In the past, the Bank originated co-op loans. However, since 1989, the Bank has not originated, nor does it intend to originate in the future, any co-op loans, with the exception of loans to facilitate the restructuring of a classified asset or the sale of real estate owned. At June 30, 1997, the Bank's co-op loans totalled $8.6 million, or 0.95% of total loans. The Bank also, from 1983 to 1989, originated a number of "low documentation" loans. As with co-op loans, the Bank has ceased originations of such loans.

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

         During fiscal 1997, the Bank increased its origination of multi-family loans. For fiscal 1997, originations totalled $115.9 million as compared to $63.8 million in fiscal 1996 and $10.5 in fiscal 1995. The Bank increased its emphasis on originations of 5 year ARM loans with terms of up to 15 years and amortizations up to 30 years. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. These ARM loans are originated on a point basis and no-point basis.

Presently, the Bank's interest rates on 5 year ARM loans fluctuate based upon a spread above the weekly average yield of United States Treasury securities, adjusted to a constant maturity of 5 years which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index for 5 years") as published weekly by the Federal Reserve Board. The Bank determines the initial discount rate in accordance with market and competitive factors and, as of June 30, 1997, the rate offered by the Bank on point loans was 100 basis points below the fully-indexed rate of 8.785% as of such date. The rate offered by the Bank on no-point loans during the same period was 75 basis points below the fully-indexed rate.

         During fiscal 1997, the Bank originated commercial real estate loans totalling $650,000, as compared to $522,000 for fiscal 1996. The Bank did not originate any commercial real estate loans during fiscal year 1995 other than a small loan for the sale of a real estate owned property. Due to market conditions and the Bank's determination to originate such loans on a selective basis, the Bank's commercial real estate originations in recent periods have been relatively low in comparison to its other lending activities.

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

          At June 30, 1997, the Bank's multi-family loans, consisting of 165 loans, totalled $190.3 million, or 20.8% of the Bank's total loan portfolio. Commercial property loans, consisting of 118 loans, totalled $23.4 million, or 2.56% of the Bank's total loan portfolio. At June 30, 1997, all multi-family loans were current and performing in accordance with their terms. At June 30, 1997, the Bank had 9 commercial real estate loans totalling $3.3 million which were not performing in accordance with their loan terms and are on non-accrual status.

         Loans secured by commercial properties generally involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Additionally, the past declines in real estate values have been more pronounced with respect to commercial properties. The Bank seeks to minimize these risks by originating such loans on a selective basis.

         Construction Lending. The Bank currently offers construction loans secured by one- to four-family, multi-family and commercial real estate properties on a selective basis. The Bank's construction loan originations in recent periods have primarily been made to finance the construction of one- to four-family residential properties. As of June 30, 1997, construction loans totalled $1.4 million or 0.16% of total loans. In addition, as of June 30, 1997, the Bank has an outstanding commitment to fund a construction loan in the amount of $12.0 million, of which $425,000 has been disbursed

         Consumer and Other Lending. The Bank currently offers three general types of consumer loans consisting of: (1) home equity lines of credit, (2) home equity loans and (3) guaranteed student loans. The Bank offers adjustable rate home equity lines of credit secured by one- to four-family owner-occupied properties (including condominiums) which serve as the primary residence of the borrower. Co-op units do not qualify as security for such loans. The Bank's home equity line of credit loans include a standard home equity line of credit, which may be secured only by a first or second mortgage on the underlying property, and a mini-home equity line of credit, which may be secured by any recorded mortgage on the underlying property. Both are open end lines of credit available only to borrowers within the Bank's lending community. The maximum line of credit is presently $250,000 for the standard home equity line of credit and $50,000 for the mini-home equity line of credit. Each line of credit loan is limited to a maximum loan-to-value ratio of 80.0%, less any prior lien(s); provided the maximum loan amount plus any prior lien balance does not exceed $350,000. For the standard home equity line of credit, borrowers may draw on their line for a period of 10 years and may pay interest only on a monthly basis. At the end of the 10 year period, borrowers must repay principal and interest at a 20-year amortization rate. For the mini-home equity line of credit, borrowers may draw on their line for a period of 5 years and may pay interest only on a monthly basis. Borrowers must then repay principal and interest at a 10-year amortization rate. Advances under each line of credit are accessed by the borrower drawing a personal check on his or her individual account set up specifically for the program. The account is separate and distinct from any other checking account held by the borrower. At June 30, 1997, loans outstanding under the Bank's home equity lines of credit totalled $91.8 million, or 10.0% of total loans.

         The Bank also offers fixed rate home equity loans with terms ranging from one to 15 years. Such loans are secured by one- to four-family owner-occupied real property (including condominiums) which is the primary residence of the borrower. The loan is available only to borrowers within the Bank's lending community and co-op units do not qualify as security for such loans. The maximum loan amount is $50,000, and the maximum loan-to-value ratio is 75.0%, less any prior liens; provided that the loan amount plus any prior lien balance does not exceed a total of $350,000. At June 30, 1997, the Bank's home equity loans totalled $19.5 million, or 2.1% of total loans.

         The Bank's guaranteed student loans are made only under the Guaranteed Student Loan Program administered by the New York State Higher Education Services Corporation ("NYSHESC"). The Bank does not fix the amount, maturity, or interest rate for its Education Loans; however, such terms meet the maximums authorized by NYSHESC and therefore are guaranteed by NYSHESC. The Bank will not approve an Education Loan application for any course of study offered by any school with a default ratio above 15.0% on the most recent Cohort Default Rate Listing published by the United States Department of Education. Increased competition for guaranteed student loans in general has resulted in reduced origination activity by the Bank for such loans. At June 30, 1997, the Bank's guaranteed student loans totalled $17.0 million, or 1.9% of total loans.

         Additionally, the Bank offers loans fully secured by its deposit accounts which, at June 30, 1997, totalled $5.5 million, or 0.6% of total loans. The Bank offered other consumer loans in the form of home improvement, auto and boat loans; however, the Bank currently offers only auto loans. At June 30, 1997, such loans totalled $4.3 million or 0.5% of total loans.

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

         Non-Accrual Loans. The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more on which the Bank is accruing interest at the dates indicated. It is the Bank's policy to classify any loans, or any portion thereof, that have been determined to be uncollectible, in whole or in part, as non-accrual loans. With the exception of guaranteed student loans, the Bank also classifies as non-accrual loans all loans 90 days or more past due. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. During the fiscal years ended June 30, 1997, 1996, and 1995, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totalled $573,000, $554,000, and $130,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.


                                                                                At June 30,
                                                       ----------------------------------------------------------
                                                       1997           1996         1995        1994          1993
                                                       ----           ----         ----        ----          ----
                                                                         (Dollars in thousands)
Non-accrual mortgage loans delinquent
 more than 90 days.............................     $ 14,262       $ 12,277      $ 3,210      $ 2,666       $ 4,073

Non-accrual other loans delinquent
    more than 90 days..........................          188            352           --           88            95
                                                    --------       --------     --------      -------        ------
Total non-accrual loans........................       14,450         12,629        3,210        2,754         4,168

Loans 90 days or more delinquent
   and still accruing..........................          277            350          461          843         1,099
                                                    --------       --------      -------      -------        ------
Total non-performing loans.....................       14,727         12,979        3,671        3,597         5,267
                                                     -------        -------       ------       ------        ------

Total foreclosed real estate, net of
    related allowance for losses...............          450          1,564        1,558        2,911         3,909
                                                    --------        -------       ------       ------        ------

Total non-performing assets....................     $ 15,177       $ 14,543      $ 5,229      $ 6,508       $ 9,176
                                                     =======        =======       ======       ======        ======

Non-performing loans to total loans............        1.61%          1.58%        1.10%        1.08%         1.43%
Non-performing assets to total assets..........        0.77%          0.82%        0.56%        0.78%         1.25%


         The increase in non-performing loans is primarily the result of the following four commercial real estate loans to two borrowers which became non-performing during the year ended June 30, 1997.

          At June 30, 1997, two loans totalled $1.2 million and were secured by a boat marina in Lindenhurst, NY. The loans were originated in September 1994 in the form of a $687,500 first mortgage on the property and a $550,000 second mortgage building loan. As of June 30, 1997, the borrower was more than 90 days delinquent on the first and second mortgage loans. The borrower had declared bankruptcy and a bankruptcy trustee was appointed by the court and was operating the property. Subsequent to year end, the property was sold by the bankruptcy trustee to a subsidiary of the Bank which has taken possession of the property. The Bank is presently marketing the property for sale and is in the process of determining the fair value of the property.

         At June 30, 1997, the Bank had two loans outstanding totalling $1.0 million secured by a funeral home in Westbury, NY. The loans were originated in August 1995 in the form of a $580,000 first mortgage on the property and $500,000 second mortgage building loan. As of June 30, 1997, the borrower has $465,000 outstanding on the building loan. An appraisal dated March 1995, valued the property at $1.7 million. As of June 30, 1997, the borrower is more than 90 days delinquent on the first and second mortgage loans. Because of cash flow problems of the borrower and the present inability of the borrower to restructure the loan, the Bank has commenced foreclosure proceedings.

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

         The Investment Committee, which is comprised of the Bank's President and Chief Executive Officer, Executive Vice President - Treasurer, Senior Vice President-Chief Financial Officer, and Vice President - Investment Officer, meets as needed but not less than on a monthly basis to monitor the Bank's investment transactions, to establish future investment strategies and to set future spending parameters. The Board of Directors reviews the Bank's investment policy on a quarterly basis and the Bank's investment activity on a monthly basis. In establishing its investment strategies, the Committee considers the Bank's business and growth plans, its interest rate sensitivity "gap" position, the local and national economic environment, the types of securities to be held and other factors.

         Although federally-chartered savings institutions have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds, the Bank currently favors mortgage-backed securities over other types of securities due to the Bank's focus upon residential mortgage lending. Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115") requires that investments in securities are to be classified in one of the following three categories and accounted for accordingly: (1) trading securities; (2) securities available- for-sale; and (3) securities held-to-maturity. Unrealized gains or losses on trading securities would be included in the determination of net income. Unrealized gains and losses on available-for-sale securities, which include, equity securities that have readily determinable fair values are excluded from earnings and reported as a separate component of equity, net of taxes. Upon the purchase of an investment security, the Bank and the Company will make a determination as to the classification of the security. However, the Bank and the Company currently do not purchase securities with the intention of trading such securities, nor does the Bank or the Company maintain trading portfolios.

Debt and Equity Securities

         At June 30, 1997, the Bank's debt and equity securities portfolio classified held-to-maturity totalled $46.0 million. The debt and equity securities held-to-maturity portfolio consisted of $30.0 million in U.S. Government agency obligations, $391,000 in municipal obligations and $15.7 million of FHLB stock. At June 30, 1997, the Bank's debt and equity securities portfolio classified available-for-sale totalled $26.9 million. The Bank's debt and equity securities available-for-sale portfolio consisted of $22.0 million in U.S.
Government agency obligations, and $17,000 in marketable equity securities.

         At June 30, 1997, the holding company's debt and equity securities available-for-sale portfolio totalled $4.8 million and consisted of US Treasury bills. At June 30, 1997, the Company had money market investments which consisted of $1.1 million in repurchase agreements. The Bank's current investment policy does not permit the Bank to invest in non-investment grade bonds or high-risk mortgage derivatives.

Mortgage-Backed Securities

         The Bank invests in mortgage-backed securities, including Real Estate Mortgage Investment Conduits ("REMICs") and Collateralized Mortgage Obligations ("CMOs"), and utilizes such investments to complement its mortgage lending activities in periods of low loan demand for the types of mortgage loans the Bank originates to be held for investment in conformance with its underwriting standards and interest rate risk policies, namely, ARM loans and shorter-term fixed rate loans secured by one- to four-family properties and multi-family loans. Investments in mortgage-backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase, the market value of such securities may be adversely affected.

         REMICs and CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of loans or pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows are divided into "tranches" or classes of individual securities, thereby creating more predictable average lives for each security than the underlying collateral. Accordingly, under this security structure, loan principal and interest payments are allocated to a mortgage-related securities class or classes structured to have priority until it has been paid off. It is the policy of the Bank to limit its privately issued REMICs and CMOs to non-high risk securities rated "AAA". As of June 30, 1997, the Bank's portfolio of REMICs totalled $131.2 million of which $20.5 million were agency issued and $110.7 million were private issued.

         The Bank purchases mortgage-backed securities in order to: (I) generate positive interest rate spreads with minimal administrative expense; (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and GNMA;
(iii) utilize these securities as collateral for borrowings; and (iv) increase the liquidity of the Bank. The Bank has primarily invested in mortgage-backed securities issued or sponsored by FNMA, FHLMC and GNMA and private issuers.

         At June 30, 1997, mortgage-backed securities totalled $881.2 million, or 44.6% of total assets, of which $159.4 million were classified as held-to-maturity and $721.8 million were classified as available- for-sale. The Bank increased its purchases of mortgage-backed securities available-for-sale as part of its leveraging strategy in order to improve its return on equity. At June 30, 1997, the mortgage-backed securities portfolio classified as available-for-sale had an unrealized gain of $2.9 million. The market value of all mortgage-backed securities totalled approximately $884.9 million at June 30, 1997.

          As of June 30, 1997, $347.8 million, or 39.5%, of the Bank's mortgage-backed securities portfolio carried adjustable rates repricing annually. The portfolio had a weighted average interest rate yield of 7.20% at June 30, 1997.

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

         When management determines the levels of the Bank's deposit rates, consideration is given to local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. The Bank has maintained a high level of passbook, demand deposit and NOW accounts ("core deposits"), which has contributed to its low cost-of-funds. Passbook, demand deposits and NOW accounts represented 37.4% of total deposits at June 30, 1997 as compared to 41.7% of total deposits at June 30, 1996.

         Borrowings. The Bank has utilized borrowed funds to grow, leveraging the Bank's capital and improving the return on equity. Borrowed funds, principally from the FHLB-NY and reverse repurchase agreements are utilized as a source of funding in order to take advantage of favorable rates of interest in comparison to its other sources of funds. The Bank's FHLB-NY advances are generally secured by a blanket lien against the Bank's mortgage portfolio, mortgage-backed and investment securities portfolios and the Bank's investment in the stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. At June 30, 1997, total advances from the FHLB-NY were $40.0 million. The Bank has also entered into reverse repurchase agreements with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold with agreements to repurchase. At June 30, 1997, borrowings under reverse repurchase agreements totalled $311.9 million.

Subsidiary Activities

         The Bank formed a number of subsidiaries in the mid-1980s to enter into real estate-development joint ventures for the development of properties located in the Bank's primary lending area, all of which are currently inactive. The Bank does not currently intend to form any new subsidiaries or use any currently inactive subsidiaries to enter into new real estate development projects. However, the Bank currently uses one subsidiary to hold a foreclosed commercial real estate property. The Bank maintains the following active subsidiaries.

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

     Reliance Preferred Funding Corp. Reliance Preferred Funding Corp.("the Subsidiary") was organized by the Bank on April 4, 1997 for the purpose of engaging in a real estate investment trust ("REIT"). The purpose of this subsidiary is to enhance and strengthen Reliance's capital position. The Subsidiary would be poised to raise capital expeditiously in the event that Reliance should need such capital (e.g., for a significant strategic transaction or combination). In addition to such possible increased capital resulting from any future public offering that the Subsidiary or Reliance may conduct, the Subsidiary will promote greater retained earnings for Reliance and thereby will serve to strengthen Reliance's capital position from an operational standpoint as well. This is so for two reasons: (1) after transferring a portion of Reliance's loan portfolio to the Subsidiary, Reliance may be better able to isolate and effectively manage such assets in preparation of going to the capital markets and (2) Reliance expects to receive favorable tax benefits from the Subsidiary's continuing operations as a REIT.

Personnel

         As of June 30, 1997, the Bank had 320 full-time employees and 179 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           FEDERAL, STATE AND LOCAL TAXATION

Federal Taxation

         General. The Company and the Bank will report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank is being audited by the Internal Revenue Service ("IRS") for the calendar years 1989 and 1990. The IRS has specifically audited the items related to joint ventures losses and has submitted the findings to a joint committee for further action. Based upon preliminary discussions with the IRS, management of the Bank believes that any actions taken by the IRS will not materially affect the financial condition and results of operations of the Company and the Bank. In addition, the Bank of Westbury's tax returns are being audited by New York State for the 1992, 1993 and 1994 tax years. Based upon discussions with the New York State Department of Taxation and Finance, these tax returns are being settled for an immaterial amount.

         Tax Bad Debt Reserves. For calendar year ended December 31, 1995, the Bank was allowed a special bad debt deduction based on the greater of the amount calculated under the experience method or the percentage of taxable income method. The statutory percentage under the latter method was 8% for 1995. The percentage of taxable income method was allowable only if the Bank maintained at least 60% of its total assets in qualifying assets, as defined. If qualifying assets fell below 60%, the Bank would have been required to recapture its tax bad debt reserve into taxable income over a four-year period. The Bank's qualifying assets as a percentage of total assets exceeded the 60% limitation as of and during the fiscal years ended June 30, 1997, 1996 and 1995. The Bank used the percentage of taxable income method in its 1995 tax return.

         Under legislation enacted subsequent to June 30, 1996, the Bank is no longer able to use the percentage of taxable income method for federal tax purposes, but is permitted to deduct bad debts only as they occur and is additionally required to recapture (that is, take into taxable income) the excess balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, such recapture requirements are suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. As a result of this legislation, the Bank will incur additional federal tax liability, but with no impact on the Bank's results of operations. The New York State and New York City tax laws have been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve methods, for purposes of determining the Bank's New York State and New York City tax liability.

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

         Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20.0%. Only 90.0% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75.0% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT. The Bank was subject to an environmental tax liability for the tax year ended December 31, 1996 and 1995, which liability was not material.

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

State and Local Taxation

         New York State and New York City Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of (I) 9.0% of "entire net income" allocable to New York State, during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 3.0% of "alternative entire net income" allocable to New York State, (b) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, or (c
)$250. Entire net income is similar to federal taxable income, subject to certain modifications (including the addition of interest income on state and municipal obligations, the partial exclusion of interest income on certain United States Treasury, New York State, and New York City obligations, and an additional New York State bad debt deduction). Alternative entire net income is equal to entire net income without certain deductions which are allowable for the calculation of entire net income. New York State also imposes a surcharge on the Franchise Tax of Banking Corporations which includes the 17.0% Metropolitan Transportation Business Tax Surcharge which currently applies to the Bank.

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

                           REGULATION AND SUPERVISION
General

         The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS"), as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

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

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Unless an exception applies, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion, but does not include real estate. At June 30, 1997, there were two borrowers each with aggregate loans totalling $9.3 million. These loans represented the largest aggregate amount of loans to one borrower and were below the Bank's loans to one borrower limit of $17.0 million at such date. At June 30, 1997, both of these borrowers were current.

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, as modified by FDICIA, a savings bank is required to maintain at least 65.0% of its "portfolio assets" (total assets less ( I ) specified liquid assets up to 20.0% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly basis in 9 out of every 12 months.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1997, the Bank maintained 95.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to the OTS, make capital distributions during a calendar year equal to the greater of: ( I ) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or
(ii) 75.0% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At June 30, 1997, the Bank was a Tier 1 Bank.

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions, and is currently 5.0%. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. The OTS has recently proposed to lower the liquidity requirement from 5% to 4% and eliminate the 1% short-term liquid asset requirement. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity and short-term liquidity ratios for June 30, 1997 were 5.29% and 1.65%, respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended June 30, 1997, totalled $305,000.

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

         Transactions with Related Parties. The Bank's authority to engage in certain transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of "covered transactions" (including extension of credit to, purchases of assets from or the issuance of a guarantee, acceptance or letter of credit on behalf of affiliate) with any individual affiliate to 10.0% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20.0% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, (including loan, asset sales or purchases, and any servicing, leases or other agreements) must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4 ( c ) of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and principal shareholders (generally considered to be those owners controlling or having the power to vote ten percent or more of any class of the Company's stock) as well as entities controlled by such persons, are currently governed by Sections 22(g) and 22(h) of the FRA, and the Federal Reserve Board's ("FRB") Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

         Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has the authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation;
interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

                  Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

         FDICIA required that the OTS (and other federal banking agencies) revise the risk-based capital standards, with appropriate transition rules, to ensure that such standards take account of interest rate risk, concentration of risk and the risks of nontraditional activities. The OTS regulations set forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk- based capital regulations. A savings institutions with "above normal" interest rate risk exposure must deduct from total capital a portion of its capital to cover such interest rate risk for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the bank's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. For the present time, the OTS has deferred implementation of the interest-rate risk component. If the Bank had been subject to an interest-rate risk component as of June 30, 1997, the Bank would not have been subject to any deduction from capital as a result of its interest rate risk position.

         At June 30, 1997, the Bank met each of its capital requirements. The following table sets forth in terms of dollars and percentages the OTS tangible, leverage and risk-based capital requirements, and the Bank's historical amounts and percentages at June 30, 1997.

                                 At June 30, 1997
              -------------------------------------------------------------
                 Capital             Actual                Excess
              Requirement     %     Capital       %        Capital       %
              -----------     -     -------       -        -------       -
Tangible......  $ 28,937    1.5%   $ 107,967     5.6%     $ 79,030     4.1%

Leverage......  $ 57,874    3.0%   $ 107,967     5.6%     $ 50,093     2.6%

Risk-based....  $ 59,670    8.0%   $ 113,094    15.2%     $ 53,424     7.2%

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF") (the deposit insurance fund that covers most commercial bank deposits) are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between

24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

         In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

         On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed special one-time assessment on SAIF member institutions, including the Bank, the recapitalize the SAIF. As required by the Funds Act, the FDIC imposed special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $8.25 million on a pre-tax basis and $4.9 million on an after-tax basis.

         The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

         As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the third quarter of 1997 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

         The Bank's assessment rate for fiscal 1997 ranged from 4 to 23 basis points and the premium paid for this period was $1.8 million. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

         Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also required that the Department of Treasury submit a report to Congress that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1997, of $15.7 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1997, 1996 and 1995, dividends from the FHLB to the Bank amounted to $820,000, $725,000 and $502,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

 Federal Reserve System

         The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $49.3 million or less (subject to adjustment by the FRB) the reserve requirement is 3.0%; and for accounts greater than $49.3 million, the reserve requirement is $1.48 million plus 10.0% (subject to adjustment by the FRB between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

         As a unitary savings and loan holding company (i.e., one that controls only one thrift subsidiary), the Company generally will not be restricted under existing banking laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "Federal Savings Institution Regulation - QTL Test" for a discussion of the QTL requirements. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain other activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the stock of a company engaged in impermissible activities.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (I) the approval of interstate supervisory acquisitions by savings and loan holding companies, and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that ( i ) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person. This requirement would apply to acquisitions of the Company's stock.

Federal Securities Laws

         The Company's Common Stock is registered with the SEC under the Exchange Act of 1934, as amended (the "Exchange Act"). The Company and its officers and directors are subject to periodic reporting, proxy solicitation regulations, insider trading restrictions and other requirements under the Exchange Act.

         The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of ( I ) 1.0% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

STATISTICAL DATA

The detailed statistical data that follows is being presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission. This data should be read in conjunction with the financial statements and related notes and the discussion included in the Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference to the 1997 Annual Report to Stockholders included and as Exhibit 13.0 to this Form 10-K.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest
         Differential.

         A, B. Page 16 of the Company's 1997 Annual Report presents the distribution of assets, liabilities and stockholders' equity and interest differential, under the caption "Analysis of Net Interest Income" and is incorporated herein by reference.

         C.  Interest Differential
         Page 17 of the  Company's  1997 Annual  Report  presents  the  interest
         differential   under  the  caption   "Rate/Volume   Analysis"   and  is
         incorporated herein by reference.

A.  Mortgage and Other Loan Activities

The following table sets forth the Bank's loan originations, loan purchases, sales, and principal repayments for the periods indicated:


                                                                  Year ended June 30,
                                                       ---------------------------------------
                                                       1997             1996              1995
                                                       ----             ----              ----
                                                                    (In thousands)
Mortgage loans (gross):
  At beginning of period........................    $ 690,983       $ 224,841         $ 231,615
  Mortgage loans originated:
    One- to four-family.........................       39,370          38,557            10,913
    Co-operatives...............................           --              --                86
    Multi-family................................      115,887          63,840            10,500
    Construction................................        6,417           4,159            12,589
    Commercial real estate......................          650             522               155
                                                   ----------        --------         ---------
      Total mortgage loans originated ..........      162,324         107,078            34,243
  Mortgage loans purchased......................       16,956         426,328             1,236
                                                       ------         -------          --------
      Total mortgage loans originated
        and purchased ..........................      179,280         533,406            35,479
  Transfer of mortgage loans
    to real estate owned........................        (820)          (1,450)             (646)
  Principal repayments..........................     (85,766)         (59,984)          (40,126)
  Sales of loans................................      (7,275)          (5,830)           (1,481)
                                                      -------        ---------         ---------
       At end of period.........................    $ 776,402       $ 690,983         $ 224,841
                                                      =======        ========          ========

  Other loans (gross):
    At beginning of period......................    $ 130,410       $ 108,653         $ 100,250
    Other loans originated......................       47,718          35,816            33,586
    Other loans purchased.......................           --          23,489                --
    Principal repayments........................     (40,013)         (37,548)         ( 25,183)
                                                     --------        ---------        ----------
          At end of period......................    $ 138,115       $ 130,410         $ 108,653
                                                      =======        ========          ========

B.  Loan Maturity and Repricing

The following table shows the maturity or period to repricing of the Bank's loan portfolio at June 30, 1997. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $125.8 million, $97.5 million and $65.3 million, respectively, for the years ended June 30, 1997, 1996 and 1995.

                                                               At June 30, 1997
                                       -----------------------------------------------------------
                                                                Mortgage Loans
                                       -----------------------------------------------------------
                                                                            Commercial
                                        One- to                    Multi-     Real
                                       four-family  Co-operative   family    Estate   Construction
                                       -----------  ------------   ------    ------   ------------
 Amounts due:                                                 (In thousands)
  Within one year...................   $ 191,472    $ 7,600    $     190    $ 11,549   $ 1,440
  After one year:
     One to three years.............      14,063        498       11,045       8,312        --
     Three to five years............      30,051         14      102,878       1,919        --
     Five to ten years..............     131,176        104       40,667         191        --
     Ten to twenty years............     156,114        157       11,076       1,474        --
     Over twenty years..............      29,701        274       24,437          --        --
                                         -------      -----      -------     -------    ------
  Total due after one year..........     361,105      1,047      190,103      11,896        --
                                         -------      -----      -------     -------    ------
  Total amounts due.................   $ 552,577    $ 8,647    $ 190,293    $ 23,445   $ 1,440
                                        ========     ======     ========     =======    ======

  Discounts, premiums and...........
       deferred loan fees, net......
Allowance for loan losses...........

     Loans receivable, net..........

                                                                    At June 30, 1997
                                           ----------------------------------------------------------
                                                                Consumer and Other Loans
                                           ----------------------------------------------------------
                                             Home
                                            Equity        Home
                                           Lines of     Equity      Other    Installment     Total
                                            Credit       Loans      Loans    Commercial    Receivable
                                            ------       -----      -----    ----------    ----------
                                                                       (In thousands)
 Amounts due:
  Within one year...................       $ 91,782      $ 165    $ 18,971     $  44      $ 323,213
  After one year:
     One to three years.............             --      1,970       5,014         6         40,908
     Three to five years............             --      4,841       1,846         8        141,557
     Five to ten years..............             --      9,427         415        --        181,980
     Ten to twenty years............             --      3,102          35       489        172,447
     Over twenty years..............             --         --          --        --         54,412
                                           --------    -------     -------      ----        -------
  Total due after one year..........             --     19,340       7,310       503        591,304
                                           --------    -------     -------      ----        -------
  Total amounts due.................       $ 91,782   $ 19,505    $ 26,281     $ 547        914,517
                                           ========   ========    ========     =====


  Discounts, premiums and...........
       deferred loan fees, net......                                                            (14)
Allowance for loan losses...........                                                         (5,182)
                                                                                           ---------
     Loans receivable, net..........                                                      $ 909,321
                                                                                          =========

The following table sets forth, at June 30, 1997, the dollar amount of all fixed rate loans contractually due after June 30, 1997, and adjustable rate loans repricing after June 30, 1997.

                                                                  Due After June 30, 1997
                                                     ---------------------------------------------
                                                     Fixed           Adjustable              Total
                                                     -----           ----------              -----
Mortgage loans:                                                  (In thousands)
   One- to four-family....................        $ 310,129            $ 50,976           $ 361,105
   Co-operative...........................              549                 498               1,047
   Multi-family...........................           44,592             145,511             190,103
   Commercial real estate.................            1,976               9,920              11,896
   Consumer and other loans...............           26,650                  --              26,650
   Installment commercial loans...........              503                  --                 503
                                                   --------            --------            --------
Total loans...............................        $ 384,399           $ 206,905           $ 591,304
                                                  =========           =========           =========


C.  Summary of Allowance for Loan Losses

         The following table sets forth the Bank's allowances for loan, investment in real estate and real estate owned losses at the dates indicated.

                                                                             Year Ended June 30,
                                                        --------------------------------------------------------
                                                        1997        1996          1995         1994         1993
                                                        ----        ----          ----         ----         ----
                                                                           (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period...................     $ 4,495      $ 1,729      $ 1,417      $ 1,344       $ 1,110
Charge-offs:
   One- to four-family...........................        (184)         (67)         (54)        (241)          (14)
   Multi-family..................................          --           --           --           --            --
   Co-op.........................................          --          (76)         (28)         (74)           --
   Commercial real estate........................        (107)          --           --           --            --
   Consumer and other loans......................         (15)        (122)         (31)         (79)          (54)
                                                      --------      -------     --------     --------      --------
      Total charge-offs..........................        (306)        (265)        (113)        (394)          (68)

Recoveries:
   Mortgage loans................................          12           35           17           14            51
   Consumer and other loans......................          31           54            8           60            17
                                                      -------      -------     --------     --------       -------
      Total recoveries...........................          43           89           25           74            68
Allowances of acquired institutions..............          --        2,217           --           --           --
Provision for loan losses........................         950          725          400          393           234
                                                      -------       ------      -------      -------       -------

Balance at end of the period.....................     $ 5,182      $ 4,495      $ 1,729      $ 1,417       $ 1,344
                                                       ======       ======       ======       ======        ======

Ratio of net charge-offs during the period
   to average loans outstanding  during
   the period....................................        0.03%        0.03%        0.03%        0.09%           --

Ratio of allowance for loan losses to total
   loans at the end of the period................        0.57%        0.55%        0.52%        0.43%         0.37%

Ratio of allowance for loan losses to non-
   performing loans at the end of the period.....       35.18%       34.63%       47.10%       39.38%        25.52%

Allowance for losses on investment
in real estate:
Balance at beginning of period...................     $    --      $    --    $      --     $     --      $ 44,157
Charge-offs......................................          --           --           --           --       (44,157)
Provision for losses.............................          --           --           --           --            --
                                                       ------       ------     --------       ------   -----------
Balance at the end of the period.................     $    --      $    --    $      --     $     --  $         --
                                                       ======       ======     ========       ======   ===========

Allowance for losses on real estate owned:
Balance at beginning of period...................       $ 768       $  589       $  632       $2,288       $   416
Charge-offs......................................        (634)        (384)        (103)      (2,740)         (253)
Recoveries.......................................          --           --           --           11            --
Allowances of acquired institutions..............          --          188           --           --            --
Provision for losses.............................         200          375           60        1,073         2,125
                                                        -----        -----       ------       ------       -------
Balance at the end of the period.................      $  334       $  768       $  589       $  632       $ 2,288
                                                        =====        =====        =====        =====        ======

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

                                                                            At June 30,
                                          ---------------------------------------------------------------------------
                                                  1997                         1996                      1995
                                          ---------------------      ---------------------      ---------------------
                                                   % of Loans in             % of Loans in              % of Loans in
                                                    Category to                Category to                Category to
                                          Amount    Total Loans      Amount    Total Loans      Amount   Total Loans
                                          ------    -----------      ------    -----------      ------   -----------
                                                                    (Dollars in thousands)
One- to-four-family(1)..............      $3,327       61.37%       $ 3,336       70.46%      $ 1,249         60.84%
Commercial real estate..............         308        2.56            158        3.30            --          0.68
Multi-family........................         666       20.81            278        9.69            74          5.64
Construction........................          89        0.16             47        0.67            --          0.22
Consumer and other loans............         792       15.10            676       15.88           406         32.62
                                         -------    --------          -----      ------         -----       -------
     Total allowances...............     $ 5,182      100.00%       $ 4,495      100.00%      $ 1,729        100.00%
                                          ======      ======         ======      ======        ======        ======

                                                            At June 30,
                                           ------------------------------------------------
                                                   1994                      1993
                                           ---------------------     ----------------------
                                                    % of Loans in             % of Loans in
                                                     Category to               Category to
                                           Amount    Total Loans     Amount    Total Loans
                                           ------    -----------     ------    -----------
                                                       (Dollars in thousands)
One- to-four-family(1)..............      $ 1,073       65.73%       $ 1,104         67.27%
Commercial real estate..............           --        0.75             --          1.14
Multi-family........................           --        2.71             --          3.13
Construction........................           --        0.60             --          0.23
Consumer and other loans............          344       30.21            240         28.23
                                            -----       -----          -----        ------
     Total allowances...............      $ 1,417      100.00%       $ 1,344        100.00%
                                           ======      ======         ======        ======

(1)   Includes allocations for co-op loans.

D.  Composition of Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                       June 30,
                                            ----------------------------------------------------------------
                                                   1997                  1996                   1995
                                            ------------------     -----------------       -----------------

                                                       Percent               Percent                 Percent
                                                        of                     of                      of
                                            Amount      Total      Amount     Total       Amount     Total
                                            ------      -----      ------     -----       ------     -----
                                                                 (Dollars in thousands)
Mortgage loans:
One- to four-family.....................  $ 552,577   60.42%     $ 569,031    69.28%      $ 194,290   58.26%
Co-operative............................      8,647    0.95          9,687     1.18           8,774    2.63
Multi-family............................    190,293   20.81         79,571     9.69          18,774    5.63
Commercial real estate..................     23,445    2.56         27,134     3.30           2,258    0.68
Construction............................      1,440    0.16          5,560     0.67             745    0.22
                                           --------    ----       --------     ----        --------    ----
    Total mortgage loans................    776,402   84.90        690,983    84.12         224,841   67.42
                                            -------   -----        -------    -----         -------   -----

Consumer and other loans:
Home equity lines of credit.............     91,782   10.04         81,205     9.89          70,954   21.28
Guaranteed student loans................     17,006    1.86         18,754     2.28          20,529    6.16
Home equity loans.......................     19,505    2.13         16,747     2.04          15,774    4.73
Loans on deposit accounts...............      5,514    0.60          5,782     0.70             980    0.29
Other loans.............................      4,308    0.47          7,922     0.97             416    0.12
                                            -------    ----       --------     ----           -----    ----
Total  consumer and other loans.........    138,115   15.10        130,410    15.88         108,653   32.58
                                            -------   -----        -------    -----         -------   -----
Total loans.............................    914,517   100.0%       821,393   100.00%        333,494  100.00%
                                                      =====                  ======                  ======

Discounts, premiums and
 deferred loan fees, net................       (14)                    848                      315
Allowance for loan losses...............    (5,182)                 (4,495)                 (1,729)
                                          ---------               ---------               ---------
Total loans, net........................ $ 909,321               $ 817,746                $ 332,080
                                          ========                ========                 ========

                                                       June 30,
                                        ---------------------------------------------
                                               1994                        1993
                                        --------------------        -----------------
                                                     Percent                   Percent
                                                       of                        of
                                         Amount       Total         Amount      Total
                                         ------       -----         ------      -----
                                                       (Dollars in thousands)
Mortgage loans:
One- to four-family..................... $ 208,550     62.85%     $ 236,798     64.50%
Co-operative............................     9,567      2.88         10,163      2.77
Multi-family............................     8,991      2.71         11,506      3.13
Commercial real estate..................     2,504      0.75          4,183      1.14
Construction............................     2,003      0.60            857      0.23
                                           -------      ----        -------     -----
    Total mortgage loans................   231,615     69.79        263,507     71.77
                                           -------     -----        -------     -----

Consumer and other loans:
Home equity lines of credit.............    61,338     18.48         59,513     16.21
Guaranteed student loans................    22,924      6.91         24,871      6.77
Home equity loans.......................    14,334      4.32         16,661      4.54
Loans on deposit accounts...............       982      0.30          1,146      0.31
Other loans.............................       672      0.20          1,454      0.40
                                            ------     -----         ------     -----
Total  consumer and other loans.........   100,250     30.21        103,645     28.23
                                           -------     -----        -------     -----
Total loans.............................   331,865    100.00%       367,152     100.00%
                                                      ======                    ======

Discounts, premiums and
 deferred loan fees, net................       272                      105
Allowance for loan losses...............    (1,417)                  (1,344)
                                         ---------                ---------
Total loans, net........................ $ 330,720                $ 365,913
                                          ========                 ========

E. Money Market, Debt and Equity and Mortgage-Backed Securities Composition
Table.

The following table sets forth certain information regarding the carrying and market values of the Company's money market investments and its portfolios of debt and equity and mortgage-backed securities at the dates indicated:

                                                                                       At June 30,
                                                        -------------------------------------------------------------------
                                                                 1997                     1996                 1995
                                                        --------------------    -------------------     -------------------

                                                        Amortized    Market      Carrying   Market      Carrying     Market
                                                          Cost        Value        Value     Value        Value       Value
Money Market Investments                                                          (In thousands)
Federal funds sold and repurchase agreements.........   $  1,100   $  1,100     $ 10,450   $ 10,450     $  2,700   $  2,700
                                                          ======     ======      =======    =======      =======    =======
Debt and Equity Securities

Held-to-Maturity:
  United State Agency Obligations....................   $ 29,952   $ 30,042     $ 34,950   $ 34,612     $     --   $     --
  United States Treasury Notes.......................         --        --            --         --       14,997     14,972
  Obligations of New York State and
     local municipalities............................        391        427          391        435        1,394      1,412
  FHLB stock.........................................     15,683     15,683       12,989     12,989        7,499      7,499
                                                         -------    -------       ------     ------        -----      -----
     Total debt and equity securities
        held-to-maturity.............................   $ 46,026   $ 46,152     $ 48,330   $ 48,036     $ 23,890   $ 23,883
                                                         =======    =======      =======    =======      =======    =======

Available-for-Sale:
   United States Agency Obligations..................   $ 22,036   $ 22,080     $ 10,319     10,227     $     --   $     --
   United Sates Treasury Bills.......................      4,785      4,812           --         --       10,531     10,547
   United States Treasury Notes......................         --         --        2,992      2,983       13,377     13,333
   Marketable equity securities......................          8         17           42         61           --         --
                                                       ---------   --------     --------   --------    ---------  ---------
     Total debt and equity securities
        available-for-sale...........................    $26,829    $26,909     $ 13,353   $ 13,271     $ 23,908   $ 23,880
                                                          ======     ======      =======    =======      =======    =======

Mortgage-Backed Securities

  Held-to-Maturity:
    Pass-through certificates guaranteed by:
    GNMA.............................................   $106,900   $109,978    $ 125,195  $ 125,700    $ 157,073  $ 160,939
    FHLMC............................................     12,963     13,139       14,967     15,005      188,611    186,727
    FNMA.............................................     39,493     39,991       44,330     44,290       68,078     68,154
                                                          ------     ------     --------   --------     --------     ------
       Total mortgage-backed securities
         held-to-maturity............................   $159,356   $163,108    $ 184,492   $184,995    $ 413,762  $ 415,820
                                                         =======    =======     ========    =======     ========   ========

Available-for-Sale:
       Pass-through certificates guaranteed by:
    GNMA.............................................   $233,572   $237,754    $ 170,142  $ 169,753    $      --   $     --
    FHLMC............................................    222,961    221,756      255,498    249,598       77,072     78,195
    FNMA.............................................    131,066    131,085      172,863    169,944       25,845     26,258
       REMICs:
           Agency Issuance...........................     20,806     20,552        2,503      2,445           --         --
           Private Issuance..........................    110,481    110,672           --         --           --         --
                                                         -------    -------       ------     ------       ------     ------
 Total mortgage-backed securities
         available-for-sale..........................   $718,886   $721,819    $ 601,006  $ 591,740    $ 102,917  $ 104,453
                                                         =======    =======     ========   ========     ========   ========

F.  Maturity  Listing  for  Money  Market  Investments,   Debt  and  Equity  and
Mortgage-Backed Securities Portfolio

         The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's federal funds sold and repurchase agreement, debt and equity securities and mortgage-backed securities at June 30, 1997. There were no debt and equity, exclusive of obligations of the U.S. Treasury securities, issued by any one entity with a total carrying value in excess of 10.0% of retained earnings at June 30, 1997.

                                                                     At June 30, 1997
                                                      ---------------------------------------------
                                                         One Year or Less       One to Five Years
                                                      ---------------------   ---------------------
                                                                  Annualized              Annualized
                                                                   Weighted                Weighted
                                                       Amortized   Average     Amortized   Average
                                                         Cost       Yield        Cost       Yield
                                                         ----       -----        ----       -----
                                                                (Dollars in thousands)
Money Market Investments
Federal funds sold and repurchase agreement........    $  1,100     5.65%     $     --        --
                                                         ======                 ======

Debt and Equity Securities
Held-to-Maturity:
United States Government Agency Obligations........    $     --      --       $   9,952     6.13%
Obligations of New York State and local municipalities       --      --             391     7.89
FHLB stock.........................................          --      --              --       --
                                                        -------                 -------
  Total debt and equity securities held-to-maturity    $     --      --       $  10,343     6.20%
                                                        =======                 =======

Available-for-Sale:
United States Treasury Bills.......................    $  4,785    5.64%      $      --       --
United States Government Agency Obligations........       6,170    6.60           5,866     5.47%
Marketable Equities................................          --      --              --       --
                                                        -------                 -------
  Total debt and equity securities available-for-sale  $ 10,955    6.18%      $   5,866     5.47%
                                                         ======                 =======

Mortgage-Backed Securities
Held-to-Maturity:
Pass-through certificates guaranteed by:
GNMA...............................................    $      2    10.25%     $      --       --
FHLMC..............................................          --     7.00             --       --
FNMA...............................................          --       --             --       --
                                                        -------                 -------
  Total mortgage-backed securities held-to-maturity    $      2    10.05%     $      --       --
                                                        =======                 =======

Available-for-Sale:
Pass-through certificates guaranteed by:
GNMA...............................................    $    --       --       $     235    7.52%
FHLMC..............................................      9,307     6.00%         17,019    6.56
FNMA...............................................         --       --          29,250    6.34
REMICS:
  Agency Issuance..................................         --       --              --      --
  Private Issuance.................................         --       --              --      --
                                                        -------                 -------
  Total mortgage-backed securities available-for-sale  $ 9,307     6.00%      $  46,504    6.43%
                                                        ======                  =======
                                                                      At June 30, 1997
                                                       -----------------------------------------------
                                                          Five to Ten Years      More Than Ten Years
                                                       ----------------------  ------------------------
                                                                  Annualized             Annualized
                                                                   Weighted               Weighted
                                                        Amortized  Average     Amortized  Average
                                                          Cost      Yield        Cost      Yield
                                                          ----      -----        ----      -----
                                                                (Dollars in thousands)
Money Market Investments
Federal funds sold and repurchase agreement........     $     --      --      $      --       --
                                                          ======                =======

Debt and Equity Securities
Held-to-Maturity:
United States Government Agency Obligations........     $ 20,000    7.47%     $      --       --
Obligations of New York State and local municipalities        --      --             --       --
FHLB stock.........................................           --      --         15,683     6.50%
                                                         -------                -------
  Total debt and equity securities held-to-maturity     $ 20,000    7.47%     $  15,683     6.50%
                                                         =======                =======

Available-for-Sale:
United States Treasury Notes.......................     $     --      --      $      --       --
United States Government Agency Obligations........       10,000    7.46%            --       --
Marketable Equities................................           --      --              8       --
                                                          ------                -------
  Total debt and equity securities available-for-sale   $ 10,000      --      $       8     2.29%
                                                          ======                =======

Mortgage-Backed Securities
Held-to-Maturity:
Pass-through certificates guaranteed by:
GNMA...............................................     $     --      --      $ 106,898     7.03%
FHLMC..............................................        1,707    8.45%        11,256     7.08
FNMA...............................................           --      --         39,493     7.21
                                                          ------                -------
  Total mortgage-backed securities held-to-maturity     $  1,707    8.45%     $ 157,647     7.08%
                                                          ======                =======

Available-for-Sale:
Pass-through certificates guaranteed by:
GNMA...............................................     $  2,315    7.99%     $ 231,022     7.54%
FHLMC..............................................           --    --          196,635     7.26
FNMA...............................................           --    --          101,816     7.41
REMICS:
  Agency Issuance..................................           --    --           20,806     7.23
  Private Issuance.................................           --    --          110,481     7.51
                                                         -------                -------
  Total mortgage-backed securities available-for-sale   $  2,315    7.99%     $ 660,760     7.42%
                                                          ======                =======

                                                                      At June 30, 1997
                                                     ------------------------------------------------
                                                                       Total Securities
                                                     ------------------------------------------------
                                                                (Dollars in thousands)
                                                                                           Annualized
                                                       Average                   Approx.    Weighted
                                                        Life      Amortized      Market     Average
                                                     (in years)     Cost         Value       Yield
                                                     ----------     ----         -----       -----

Money Market Investments
Federal funds sold and repurchase agreement........     0.0      $   1,100     $   1,100      5.65%
                                                                    ======        ======

Debt and Equity Securities
Held-to-Maturity:
United States Government Agency Obligations........     7.0      $  29,952     $  30,042      7.02%
Obligations of New York State and local municipalities  2.9            391           427      7.89
FHLB stock.........................................      --         15,683        15,683      6.50
                                                                   -------       -------
  Total debt and equity securities held-to-maturity     6.9      $  46,026     $  46,152      6.85
                                                                   =======       -------

Available-for-Sale:
United States Treasury Notes.......................     0.7      $   4,785     $   4,812      5.64
United States Government Agency Obligations........     5.7         22,036        22,080      6.69
Marketable Equities................................      --              8            17      7.21
                                                                   -------       -------
  Total debt and equity securities available-for-sale    --      $  26,829     $  26,909      6.50%
                                                                   =======       =======

Mortgage-Backed Securities
Held-to-Maturity:
Pass-through certificates guaranteed by:
GNMA...............................................     6.1      $ 106,900     $ 109,978      7.03%
FHLMC..............................................     4.1         12,963        13,139      7.26
FNMA...............................................     5.1         39,493        39,991      7.21
                                                                   -------       -------
  Total mortgage-backed securities held-to-maturity     5.7      $ 159,356     $ 163,108      7.09%
                                                                   =======       =======

Available-for-Sale:
Pass-through certificates guaranteed by:
GNMA...............................................     5.0      $ 233,572     $ 237,754      7.54%
FHLMC..............................................     6.9        222,961       221,756      7.12
FNMA...............................................     5.0        131,066       131,085      7.18
REMICS:
  Agency Issuance..................................     4.8         20,806        20,552      7.23
  Private Issuance.................................     3.4        110,481       110,672      7.51
                                                                   -------       -------
  Total mortgage-backed securities available-for-sale   5.3      $ 718,886     $ 721,819      7.33%
                                                                   =======       =======


G.  Deposit Activities

    The following table presents the deposit activity of the Bank for the periods indicated.

                                                                     Years Ended June 30,
                                                           -----------------------------------
                                                           1997           1996            1995
                                                           ----           ----            ----
                                                                      (In thousands)
Opening balance..................................     $ 1,345,626     $   670,317       $ 587,221
Bank of Westbury deposits assumed................              --         151,992              --
Sunrise Bancorp, Inc. deposits assumed...........              --         479,213              --
Excess of deposits...............................          36,272           1,679          61,084
Interest credited on deposits....................          54,139          42,425          22,012
                                                       ----------      ----------        --------
Ending balance...................................     $ 1,436,037     $ 1,345,626       $ 670,317
                                                       ==========      ==========        ========

Net increase in deposits.........................        $ 90,411      $  675,309        $ 83,096
                                                          =======        ========         =======
Percentage increase..............................            6.7%           100.7%           14.2%

         At  June  30,  1997,  the  Bank  has   outstanding   $51.3  million  in
certificates of deposit accounts in amounts of $100,000 or more, maturing as follows:
                                                                Weighted
                                              Amount          Average Rate
                                              ------          ------------
Maturity Period:                           (In thousands)
Three months or less.................         $ 14,101            5.25%
Over three through six months........            9,697            5.43
Over six through 12 months...........            7,063            5.56
Over 12 months.......................           20,398            6.18
                                               -------            -----
      Total..........................         $ 51,259            5.70%
                                               =======            ====

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                            Year ended June  30,
                                    ------------------------------------------------------------------------------------------------
                                                1997                               1996                               1995
                                    -----------------------------  ----------------------------------   ----------------------------
                                                       Weighted                          Weighted                           Weighted
                                             Percent   Average                 Percent   Average                  Percent   Average
                                  Average    of Total   Nominal    Average     of Total   Nominal     Average     of Total   Nominal
                                  Balance    Deposits    Rate      Balance     Deposits    Rate       Balance     Deposits    Rate
                                ---------    --------  --------   --------     --------  --------     -------     --------   -------
                                                                         Dollars in thosands)
Passbook accounts.............  $ 441,921     32.01%     2.47%    $ 353,617     33.43%     2.50%    $ 236,047      38.09%     2.50%
Demand Deposits and
   NOW accounts...............    102,119      7.39      1.10        58,576      5.54      1.95        25,275       4.08      1.90
                                 --------    ------                 -------     -----                 -------       ----

Total passbook and Demand
   Deposits nd NOW accounts...    544,040     39.40      2.21       412,193     38.97      2.42       261,322      42.17      2.44
                                 --------    ------                --------    ------                 -------      -----

Money market accounts.........     99,536      7.21      2.48        97,975      9.26      2.54        91,051      14.69      2.50
                                 --------    ------                --------    ------                 -------      -----
Certificate accounts:
     31 days..................         38      0.00      2.50            70      0.01      2.50            85       0.01      2.50
     91 days..................     34,775      2.52      4.82        23,655      2.24      4.79         2,565       0.41      3.31
      4 months................        880      0.06      4.28           447      0.04      4.31           317       0.05      2.80
      6 months. ..............    126,700      9.18      5.19        78,709      7.44      5.08        46,687       7.53      4.24
      9 months. ..............     65,202      4.72      5.15        55,401      5.24      5.49        17,732       2.86      5.83
     12 months................    144,536     10.47      5.12       145,466     13.76      5.07        81,499      13.15      4.58
     15 months................     44,691      3.24      5.32        60,638      5.73      6.22        31,777       5.13      6.32
     18 months................     59,993      4.35      5.45        79,042      7.47      6.14        38,857       6.27      5.38
     18 month variable IRA....         --        --        --            --        --        --            37       0.01      4.91
     24 months................    129,499      9.38      6.08        10,655      1.01      5.75            --         --        --
     30 months................     12,915      0.94      5.52        11,990      1.13      5.16        10,303       1.66      4.83
     36 months................      8,857      0.64      5.38        11,576      1.09      5.09        10,943       1.77      4.98
     42 months................      2,784      0.20      5.36         2,962      0.28      5.34         3,337       0.54      5.46
     48 months................     16,507      1.20      5.50        20,553      1.94      5.42        22,683       3.66      5.48
     60 months................     87,253      6.32      6.15        43,425      4.11      6.28            --         --        --
     72 months................         --        --        --            --        --        --           232       0.04      7.75
     96 months................         --        --        --            --        --        --           286       0.05      8.00
Other certificates............      2,388      0.17      4.87        2,973      0.28       5.28            --         --        --
                              -----------   -------             -----------    ------                --------    -------
Total certificates............    737,018     53.39      5.47       547,562     51.77      5.48       267,340      43.14      5.04
                               ----------    ------              ----------    ------                --------     ------
Total deposits................ $1,380,594    100.00%     3.95    $1,057,730    100.00%     4.02     $ 619,713     100.00%     3.57
                               ==========    ======              ==========    ======                ========     ======

         The following table presents, by rate categories, the balances of the Bank's certificates of deposit accounts outstanding, interest rate categories, at June 30, 1997, 1996 and 1995 and the remaining periods to maturity of certificate deposit accounts outstanding at June 30, 1997.

                                                   Period to maturity from
                                                     June 30, 1997                                June 30,
                                     ---------------------------------------------      -------------------------------
                                                 One to        Two to        Over
                                      Within      Two          Three         Three
                                     One Year    Years         Years         Years       1997         1996         1995
                                     --------    -----         -----         -----      ------       ------       -----
                                                                                  (In thousands)
Certificates of deposit accounts:
2.99% or less................    $     588    $     241      $    322     $    190    $   1,341    $   1,410     $    837
3.00% to 3.99%...............           --           --            --           --           --        2,388        2,907
4.00% to 4.99%...............       64,974          472             3           --       65,449      166,690       37,255
5.00% to 5.99%...............      435,874       48,509         6,776       17,107      508,266      362,920      160,180
6.00% to 6.99%...............       23,005      159,687        28,964       19,333      230,989      135,820      145,378
7.00% to 7.99%...............          250           --            60           31          341        5,239          237
8.00% to 8.99%...............           16          206             6           --          228          235           --
9.00% and greater............           --          136            --           --          136          134          142
                                  --------     --------       -------      -------     --------      -------      -------

Total........................    $ 524,707    $ 209,251      $ 36,131     $ 36,661    $ 806,750    $ 674,836     $346,936
                                  ========     ========       =======      =======     ========      =======      =======


H.   Borrowings

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the fiscal years ended on the dates indicated:

                                                                                   At or For the
                                                                                Year Ended June 30,
                                                                     ----------------------------------------
                                                                      1997           1996                1995
                                                                      ----           ----                ----
                                                                                (In thousands)
FHLB-NY advances:
  Average balance outstanding.................................     $ 22,519         $ 29,882         $ 95,554
   Maximum amount outstanding at any
       month-end during the period............................       43,000           71,218          126,000
   Balance outstanding at end of period.......................       40,000            3,000           40,000
   Weighted-average interest rate during the period...........         5.61%            7.29%            6.00%
   Weighted-average interest rate at end of period............         5.58%            5.98%            7.60%

Reverse repurchase agreements:
  Average balance outstanding.................................     $288,845         $150,173         $ 10,103
   Maximum amount outstanding at any
       month-end during the period............................      326,391          279,678           57,035
   Balance outstanding at end of period.......................      311,913          263,160           57,035
   Weighted-average interest rate during the period...........         5.63%            5.58%            6.09%
   Weighted-average interest rate at end of period............         5.78%            5.41%            6.04%

Total borrowings:
  Average balance outstanding.................................     $311,364         $180,055         $105,657
   Maximum amount outstanding at any
       month-end during the period............................     $351,913          282,678          183,035
   Balance outstanding at end of period.......................     $351,913          266,160           97,035
   Weighted-average interest rate during the period...........         5.62%            5.87%            6.01%
   Weighted-average interest rate at end of period............         5.76%            5.42%            6.68%

Item 2.   Properties

        The Bank conducts its business through its administrative  office and 28
full-service   branch   offices.   Loan   originations   are  processed  at  the
administrative office.

                                                                                                       Net Book Value
                                                                                                       of Property or
                                                                     Original Date     Date of             Leasehold
                                                         Leased or    Leased or        Lease           Improvements at
                                Location                   Owned       Acquired       Expiration(1)      June 30, 1997
                                --------                   -----       --------       -------------     --------------
                                                                                                         (In thousands)
Administrative Office:
585 Stewart Avenue
Garden City, NY  11530...........................         Leased         1977            2002              $  40

Banking Offices:
300 Garden City Plaza
Garden City, NY  11530
(Home Office)....................................         Leased         1979            2004                 --

983 Willis Avenue
Albertson, NY  11507.............................          Owned         1965              --                520

422 Hillside Avenue
Williston Park, NY  11596........................         Leased         1972            2017                266

380 Hillside Avenue(2)
Williston Park, NY  11596........................          Owned         1964              --                210

570 Stewart Avenue
Bethpage, NY  11714..............................         Leased         1963            2008                 34

341 Post Avenue
Westbury, NY  11590..............................          Owned         1995              --                601

2530 Stewart Avenue
Westbury, NY  11590..............................          Owned         1995              --                771

405 Jerusalem Avenue
Hicksville, NY  11801............................         Leased         1995            2005                 17

2843 Jerusalem Avenue
North Bellmore, NY  11710........................         Leased         1995            2012                 35

172 New Hyde Park Road
Franklin Square, NY  11010.......................         Leased         1995            2020                 29

215 Glen Cove Road
Carle Place, NY  11514...........................         Leased         1995            1998                 --

312 Conklin Street
Farmingdale, NY  11735...........................          Owned         1996              --                816

195 Merritt Road
South Farmingdale,  NY  11735....................          Owned         1996              --              1,266

1074 Old Country Road
Plainview, NY  11803.............................          Owned         1996              --                566

300 S. Wellwood Avenue
Lindenhurst, NY  11757...........................          Owned         1996              --                561


                                                                                                       Net Book Value
                                                                                                       of Property or
                                                                     Original Date     Date of             Leasehold
                                                         Leased or    Leased or        Lease           Improvements at
                                Location                   Owned       Acquired       Expiration(1)      June 30, 1997
                                --------                   -----       --------       -------------      -------------
                                                                                                         (In thousands)
(Continued)
1134 Deer Park Avenue
North Babylon, NY  11703.........................         Leased         1996            1998                 19

2087 Deer Park Avenue
Deer Park, NY  11729.............................          Owned         1996              --                580

2080 Deer Park Avenue(2)
Deer Park, NY 11729..............................          Owned         1996              --                245

434 Union Boulevard
West Islip, NY  11795............................         Leased         1996            2004                  1

340 Washington Avenue
North Brentwood, NY  11717......................    Owned/Leased(6)      1996            2014                236

742 Route 25 A
Kings Park, NY  11754............................         Leased         1996            2002                  1

250 Smithtown Boulevard
Nesconset, NY  11767.............................          Owned         1996              --                491

245 Lake Avenue
St. James, NY  11780.............................          Owned         1996              --                497

335 Main Street
Farmingdale, NY 11735............................         Leased         1996            2000                 --

375 Fulton Avenue
Farmingdale, NY 11735............................         Leased         1996            2002                 --

233-15 Hillside Avenue
Queens Village, NY  11427........................          Owned         1961              --                393

19-01 Utopia Parkway
Whitestone, NY  11357............................      Leased(4)         1976            2026                 --

32-02 Francis Lewis Blvd
Flushing, NY  11358..............................          Owned         1957              --                297

69-09 164th Street
Flushing, NY  11365..............................          Owned         1967              --                720

204-12 Hillside Avenue(3)
Hollis, NY  11423................................   Owned/Leased         1954            2003                 39

162-04 Jamaica Avenue
Jamaica, NY  11432...............................      Leased(5)         1989            2001                531

216-26 Jamaica Avenue
Queens Village, NY  11428........................          Owned         1939              --                 68
                                                                                                         -------

          Total..................................                                                        $ 9,850
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

Item 4.   Submission of Matters to a Vote of Security Holders

              None
                                     PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the Nasdaq National Market and quoted under the symbol "RELY". As of September 15, 1997, the Company had 1,000 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     Information regarding the Company's common stock and its price for the 1997 fiscal year appears on page 55 of the 1997 Annual Report under the caption "Stockholder Information" and is incorporated herein by this reference.

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

The Rights dividend distribution was made payable to stockholders of record on October 3, 1996. The Rights will expire ten years later on October 3, 2006. The distribution of the Rights is not taxable to stockholders.

Item 6.   Selected Financial Data

     Information  regarding  selected  financial  data appears on page 10 of the
1997  Annual  Report  under  the  caption  "Selected   Financial  Data"  and  is
incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 12 through 24 of the 1997 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management /Interest Rate Sensitivity Analysis" in the Annual Report is incorporated herein by this reference.

Item 8.   Financial Statements and Supplementary Data

     Information   regarding  the  financial   statements  and  the  Independent
Auditors' Report appears on pages 25 through 52 of the 1997 Annual Report and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None
                                    PART III

Item 10.  Directors and Executive Officers of the Company

     Information regarding the directors and executive officers of the Company appears on pages 4 through 13 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1997 under the caption "Information With Respect to the Nominees, Continuing Directors, and Named Executive Officers" and is incorporated herein by this reference.

Item 11.  Executive Compensation

     Information regarding executive compensation included under the caption "Summary Compensation Table" appears on page 15 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1997 and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners appears on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 19, 1997 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

     Information regarding security ownership of management appears on pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1997 under the caption "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers" and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions appears on page 21 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1997 under the caption "Transactions With Certain Related Persons" and is incorporated herein by this reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.        Financial Statements

     The following financial statements are included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997 and are incorporated by this reference:
       o   Consolidated Statements of Condition at June 30, 1997 and 1996
       o Consolidated Statements of Income for each of the years in the three year period ended June 30, 1997
       o Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended June 30, 1997
       o Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 1997
       o   Notes to Consolidated Financial Statements
       o   Independent Auditors' Report

       The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

2.     Financial Statement Schedules

       Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 1997

       1) The Company filed an 8-K on April 8, 1997 to report that on April 4, 1997, the Company announced its fifth stock repurchase plan. The Company has been authorized by its Board of Directors to repurchase up to 5% of the Company's 8,822,769 outstanding shares during the next twelve months.
       2) The Company filed an 8-K on May 9, 1997 to report that on May 5, 1997, the Company announced that it had entered into an agreement to acquire Continental Bank.

(c)    Exhibits Required by Securities and Exchange Commission Regulation S-K

         Exhibit
          Number
           3.1        Certificate of Incorporation of Reliance Bancorp, Inc. (1)
           3.2        By-Laws of Reliance Bancorp, Inc. (1)
          10.1(a) Reliance Federal Savings Bank Recognition and Retention Plan for Officers and Employees (2)
          10.1(b) Reliance Federal Savings Bank Recognition and Retention Plans for Outside Directors (2)
          10.2        Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan(2)
          10.3 Reliance Bancorp, Inc. 1994 Stock Option Plan for Outside Directors (2)
          10.4(a) Form of Reliance Bancorp, Inc. Employee Stock Ownership Plan and Trust (1)
          10.4(b) Form of Reliance Federal Savings Bank Employee Stock Ownership Trust Agreement (1)
          10.5 Form of Employment Agreement between Reliance Federal Savings Bank and Certain Officers (1)
          10.6 Form of Employment Agreement between Reliance Bancorp, Inc. and Certain
                      Executive Officers (1)
          10.7 Form of Change-in-Control Agreement between Reliance Federal Savings Bank and Certain Officers (1)
          10.8 Form of Change-in-Control Agreement among the Reliance Bancorp, Inc. and Certain Officers (1)
          10.9 Form of Reliance Federal Savings Bank Employee Severance Compensation Plan (1)
          10.10 Form of Reliance Federal Savings Bank Supplemental Executive Retirement Plan (1)
          10.11       ESOP Loan Commitment Letter and Form of ESOP Loan
                      Documents (1)
          10.12 Form of Reliance Federal Savings Bank Outside Directors' Consultation and Retirement Plan (1)
          10.13       Form of Reliance Bancorp, Inc. Employment Agreement (3)
          10.14       Reliance Bancorp, Inc. 1996 Stock Option Plan (4)
          10.15 Reliance Bancorp, Inc. 1996 Stock Option Plan for Outside Directors (4)
          11.0        Statement Re: Computation of Per Share Earnings
          13.0        1997 Annual Report to Stockholders
          21.0 Subsidiaries information incorporated herein by reference to Part 1 - Subsidiaries
          23.0        Consent of Independent  Auditors
          27.0        Financial Data  Schedule
          99.0        Proxy   Statement  for  the  Annual  Meeting  of
                      Stockholders to be held on November 19, 1997 (5)
          99.1 Stockholders Protection Rights Agreement; dated as of September 18, 1996 (6)

(Footnotes on next page)

(1)  Incorporated  by reference  into this document from the Exhibits filed with
     the Registration   Statement  on  Form  S-1,  Registration  No.  33-72476.
(2) Incorporated by reference into this document from the Exhibits to the 1994 Proxy Statement for the Annual Meeting of Stockholder held on November 9, 1994.
(3) Incorporated by reference into this document from the Exhibits to the Form 10K for the fiscal year ended June 30, 1996, filed on September 30,1996.
(4) Incorporated by reference into this document from the Exhibits to the 1996 Proxy Statement for the Annual Meeting of Stockholders held on November 12, 1996.
(5) Pursuant to General Instruction G(3) to the Form 10K, the Proxy Statement will be filed within 120 days of the Company's fiscal year end.
(6) Incorporated by reference into this document from the Exhibits filed with the registration statement on Form 8-A, filed on September 27, 1996.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Reliance Bancorp, Inc.
                             ----------------------
                                  (Registrant)

                            /s/ Raymond A. Nielsen           September 17, 1997
                            ----------------------           ------------------
                               Raymond A. Nielsen
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            NAME                  TITLE                          DATE

/s/ Raymond A. Nielsen       President and                    September 17, 1997
-----------------------      Chief Executive Officer          ------------------
    Raymond A. Nielsen

/s/ Paul D. Hagan            Chief Financial Officer          September 17, 1997
-----------------                                             ------------------
    Paul D. Hagan

/s/ Raymond L. Nielsen       Chairman of the Board and        September 17, 1997
----------------------        former Chief Executive Officer ------------------
    Raymond L. Nielsen

/s/ Thomas G. Davis, Jr.     Director                         September 17, 1997
------------------------                                      ------------------
    Thomas G. Davis, Jr.

/s/ Conrad J. Gunther, Jr.   Director                         September 17, 1997
--------------------------                                    ------------------
    Conrad J. Gunther, Jr.

/s/ Douglas G. LaPasta       Director                         September 17, 1997
----------------------                                        ------------------
    Douglas G. LaPasta

/s/ Donald LaPasta           Director                         September 17, 1997
    Donald LaPasta

/s/ Peter F. Neumann         Director                         September 17, 1997
--------------------                                          ------------------
    Peter F. Neumann

/s/ J. William Newby         Director                         September 17, 1997
--------------------                                          ------------------
    J. William Newby