Form 10-Q
period 1997-09-30
RELIANCE BANCORP INC
filed 1997-11-14
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                For the quarterly period ended September 30, 1997
                                               ------------------


                         Commission File Number: 0-23126
                                                 -------


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

                                Yes [ X ] No [ ]

As of November 11, 1997, there were 9,684,564 shares of common stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS - Unaudited

                  Consolidated Statements of Condition at September 30, 1997 and June 30, 1997 (Unaudited)

                  Consolidated Statements of Operations for the Three Months Ended September 30, 1997 and 1996 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1997 and 1996 (Unaudited)

                  Notes to Unaudited Consolidated Financial Statements

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Condition
                                   (Unaudited)
             (Dollars in thousands, except share and per share data)



                                                                                           September 30,       June 30,
                                                                                              1997               1997
                                                                                              ----               ----
                       Assets
Cash and due from banks.............................................................      $   18,994       $    29,565
Money market investments............................................................           7,400             1,100
Debt and equity securities available-for-sale.......................................          29,493            26,909
Debt and equity securities held-to-maturity (estimated market value of
     $41,542 and $46,152, respectively........................................                41,052            46,026
Mortgage-backed securities available-for-sale.......................................         776,236           721,819
Mortgage-backed securities held-to-maturity (estimated market value of..............
     $176,404 and $163,108, respectively........................................             172,172           159,356
Loans receivable:
     Mortgage loans.................................................................         771,987           775,612
     Consumer and other loans.......................................................         141,298           138,891
       Less allowance for loan losses...............................................          (5,651)           (5,182)
                                                                                          -----------       -----------
             Loans receivable, net..................................................         907,634           909,321

Accrued interest receivable, net....................................................          12,845            12,040
Office properties and equipment, net................................................          14,049            14,089
Prepaid expenses and other assets...................................................           5,477             7,580
Mortgage servicing rights...........................................................           2,907             3,046
Excess of cost over fair value of net assets acquired...............................          44,617            45,463
Real estate owned, net..............................................................           1,877               450
                                                                                          ----------        ----------
             Total assets...........................................................      $2,034,753        $1,976,764
                                                                                           =========         =========

                       Liabilities and Stockholders' Equity
Deposits............................................................................      $1,453,496        $1,436,037
FHLB advances.......................................................................          55,200            40,000
Securities sold under agreements to repurchase......................................         320,652           311,913
Advance payments by borrowers for taxes and insurance...............................          13,821             9,017
Accrued expenses and other liabilities..............................................          23,554            17,127
                                                                                           ---------        ----------
             Total liabilities......................................................       1,866,723         1,814,094
                                                                                           ---------         ---------

Commitments
                       Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued...........................................................              --                --
Common stock, $.01 par value, 20,000,000 shares
authorized; 10,750,820 shares issued; 8,712,455 and 8,776,337
 outstanding, respectively..........................................................             108               108
Additional paid-in capital..........................................................         106,397           105,871
Retained earnings, substantially restricted.........................................          93,067            89,660
Unrealized appreciation on securities
   available-for-sale, net of taxes.................................................           4,713             1,705
Less:
Unallocated common stock held by ESOP...............................................          (5,175)           (5,382)
Unearned common stock held by RRP...................................................          (1,302)           (1,567)
Unearned common stock held by SERP..................................................            (209)             (209)
Treasury stock, at cost (2,038,365 and 1,974,483 shares, respectively)..............         (29,569)          (27,516)
                                                                                          -----------       -----------
     Total stockholders' equity.....................................................         168,030           162,670
                                                                                          ----------        ----------
            Total liabilities and stockholders' equity..............................      $2,034,753        $1,976,764
                                                                                           =========         =========

     See accompanying notes to unaudited consolidated financial statements.

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                                                Three Months Ended
                                                                                                  September 30,
                                                                                                -------------------
                                                                                                1997           1996
                                                                                                ----           ----
Interest income:
   First mortgage loans.............................................................       $  15,747         $  13,751
   Consumer and other loans.........................................................           3,026             2,856
   Mortgage-backed securities.......................................................          15,983            14,123
   Money market investments.........................................................             116               125
   Debt and equity securities.......................................................           1,311             1,105
                                                                                            --------          --------
      Total interest income.........................................................          36,183            31,960
                                                                                             -------           -------

Interest expense:
   Deposits.........................................................................          14,964            13,079
   Borrowed funds...................................................................           5,205             3,935
                                                                                            --------          --------
      Total interest expense........................................................          20,169            17,014
                                                                                             -------           -------
      Net interest income before provision for loan losses..........................          16,014            14,946
   Provision for loan losses........................................................             900               100
                                                                                           ---------          --------
      Net interest income after provision for loan losses...........................          15,114            14,846
                                                                                             -------           -------

Non-interest income:
   Loan fees and service charges....................................................             223               208
   Other operating income...........................................................             679               494
   Condemnation award from joint venture............................................           1,483               --
   Net loss on securities...........................................................            (122)              (16)
                                                                                            ---------         ---------
      Total non-interest income.....................................................           2,263               686
                                                                                             -------          --------

Non-interest expense:
   Compensation and benefits........................................................           4,521             4,097
   Occupancy and equipment..........................................................           1,459             1,424
   Federal deposit insurance premiums...............................................             221               772
   Advertising......................................................................             396               338
   Other operating expense..........................................................           1,450             1,366
                                                                                             -------           -------
      Total general and administrative expenses.....................................           8,047             7,997
   Real estate operations, net......................................................             225               104
   Amortization of excess of cost over fair value of net assets acquired............             846               856
   SAIF recapitalization charge.....................................................              --             8,250
                                                                                           ---------           -------
      Total non-interest expense....................................................           9,118            17,207
                                                                                             -------           -------

Income (loss) before income taxes ..................................................           8,259            (1,675)
Income tax expense (benefit) .......................................................           3,518              (271)
                                                                                             -------          ---------

Net income (loss)...................................................................         $ 4,741          $ (1,404)
                                                                                              ======           ========

Net income (loss) per common share :
                       Primary......................................................        $   0.53         $   (0.17)
                                                                                             =======          =========
                       Fully Diluted................................................        $   0.53         $   (0.17)
                                                                                             =======          =========





     See accompanying notes to unaudited consolidated financial statements.


                     RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)



                                                                                                Three months ended
                                                                                                  September 30,
                                                                                               ----------------------
                                                                                               1997              1996
                                                                                               ----              ----
Cash flows from operating activities:                                                              (Unaudited)
 Net income (loss)....................................................................      $  4,741          $ (1,404)
 Adjustments to reconcile  net  income(loss)  to net cash  provided by operating activities:
 Provision for loan losses............................................................           900               100
 Provision for losses on real estate owned............................................           130                50
 Amortization of premiums, net........................................................           238                34
 Amortization relating to allocation and earned portion of stock plans................           888               561
 Amortization of excess of cost over fair value of net assets acquired................           846               856
 Amortization of mortgage servicing rights............................................           139               174
 Depreciation and amortization........................................................           363               336
 Net loss on securities...............................................................           122                16
 Net gain on loans sold.............................................................              (1)               (3)
 Net loss on sale of real estate owned................................................             4                --
 Increase in accrued interest receivable..............................................          (805)             (341)
 Decrease (increase) in prepaid expense and other assets..............................         2,206            (2,774)
 Increase in accrued expenses and other liabilities...................................         4,118             7,801
                                                                                             -------           -------
     Net cash provided by operating activities........................................        13,889             5,406
                                                                                             -------           -------

Cash flows from investing activities:
 Originated and purchased loans, net of principal repayments on loans ................        (2,472)           (7,606)
 Purchases of mortgage-backed securities available-for-sale...........................      (169,383)          (75,612)
 Proceeds from sales of mortgage-backed securities available-for-sale.................        83,994                --
 Purchases of mortgage-backed securities held-to-maturity.............................       (21,027)               --
 Principal repayments from mortgage-backed securities.................................        43,841            28,698
 Purchases of debt securities available-for-sale......................................        (9,994)           (5,000)
 Proceeds from call of debt securities................................................        10,000             2,313
 Proceeds from sales of debt securities available-for-sale............................         2,699             2,984
 Purchases of premises and equipment..................................................          (336)             (509)
 Proceeds from loans sold.............................................................         1,151             1,408
 Proceeds from sales of real estate owned.............................................           430               508
                                                                                             -------         ---------
     Net cash used in investing activities............................................       (61,097)          (52,816)
                                                                                            ---------         ---------

Cash flows from financing activities:
 Increase in deposits.................................................................        17,581            12,989
 Increase in advance payments by borrowers for taxes and insurance....................         4,804             5,551
 Proceeds from FHLB advances..........................................................        15,200                --
 Proceeds from reverse repurchase agreements..........................................       294,806           256,473
 Repayment of reverse repurchase agreements...........................................      (286,067)         (231,883)
 Purchases of treasury stock..........................................................        (2,242)           (3,612)
 Net proceeds from issuance of common stock and exercise of stock options.............           167                40
 Dividends paid.......................................................................        (1,312)             (947)
                                                                                            ---------        ----------
    Net cash provided by financing activities.........................................        42,937            38,611
                                                                                            --------          --------

 Net decrease in cash and cash equivalents............................................        (4,271)           (8,799)
 Cash and cash equivalents at beginning of period.....................................        30,665            32,870
                                                                                             -------           -------
 Cash and cash equivalents at end of period...........................................      $ 26,394          $ 24,071
                                                                                             =======           =======




                      RELIANCE BANCORP, INC. and SUBSIDIARY

                             (Dollars in thousands)

                                                                                                Three months ended
                                                                                                    September 30,
                                                                                              -------------------------
                                                                                              1997                 1996
                                                                                              ----                 ----
                                                                                                     (Unaudited)
Supplemental disclosures of cash flow information

Cash paid during the three months ended for:

 Interest.............................................................................       $ 19,791          $ 16,898
                                                                                              =======           =======

 Income taxes.........................................................................       $     --          $  3,420
                                                                                              =======           =======

Non-cash investing activities:
 Transfers from loans to real estate owned............................................       $  1,991          $    480
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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1997 Annual Report on Form 10-K.

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

3.       SUBSEQUENT EVENT

         On October 17, 1997, Reliance Bancorp, Inc. announced the completion of its acquisition of Continental Bank and its merger into Reliance Federal Savings Bank, Reliance's wholly-owned subsidiary. In accordance with the terms of the merger agreement, Reliance will issue 1.10 shares of its common stock for each outstanding common share of Continental. The total transaction value is estimated to be $24.0 million. The acquisition of Continental Bank increased the total number of Reliance banking offices to 30 and expands its lending and deposit services to include commercial banking services. Reliance now has approximately $2.2 billion in assets and $1.6 billion in deposits.

4.       IMPACT OF NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No.128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. This statement simplifies the standard for computing EPS previously found in Accounting Principles Board Opinion No. 15 ("APB No. 15"). It replaces the presentation of primary EPS with a presentation of basic EPS and the presentation of fully diluted EPS with a presentation of diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires the restatement of all prior-period EPS data presented. Upon adoption of SFAS No. 128, the change from primary EPS to basic EPS will result in a modest increase in this EPS presentation, but will not result in a material change in the EPS presentation from fully diluted to diluted EPS.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the "change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owner". Companies will be required to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No.131"). SFAS No. 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to shareholders. It also requires that a Company report certain information about their products and services, geographic areas in which they operate and their major customers. As the requirements of SFAS No. 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires interim periods to be presented in the second year of application.

5.       RECLASSIFICATIONS

         Certain reclassifications have been made to prior year financial information in order to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 at the direction of the Board of Directors of Reliance Federal Savings Bank (the "Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The stock conversion was completed on March 31, 1994 which raised $103.6 million of net proceeds from the sale of 10,750,820 common shares. As of September 30, 1997, the Company had 8,712,455 shares outstanding, all of which were common shares.

The Company is headquartered in Garden City, New York and its primary business currently consists of the operations of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities and repurchase agreements. The Company has also expanded its operations with the acquisition of two financial institutions. On January 11, 1996, the Company completed its acquisition of Sunrise Bancorp, Inc. On August 11, 1995, the Company completed the acquisition of Bank of Westbury. As discussed in Note 3, on October 17, 1997 the Company acquired Continental Bank and merged its operations into the Bank.

The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in mortgage and consumer loans, multi-family and guaranteed student loans, and to a lesser extent, commercial real estate and construction loans. In connection with the acquisition of Continental Bank, the Bank intends to begin offering both secured and unsecured commercial loans. In the past, the Bank has also invested in loans secured by cooperative units ("co-op loans") but in recent years has discontinued its origination activities in these areas. In addition, during periods in which the demand for loans which meet the Bank's underwriting, investment and interest rate risk standards is lower than the amount of funds available for investment, the Bank invests excess funding in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations.

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

Financial Condition


As of September 30, 1997, total assets were $2.0 billion, deposits were $1.5 billion and total stockholders' equity was $168.0 million. The mortgage-backed securities portfolio increased $67.2 million, or 7.6%, from $881.2 million at June 30, 1997 to $948.4 million at September 30, 1997 with the increase primarily due to increased purchases of private label collateralized mortgage obligations offset by amortization and prepayments.

Funding for the purchases of mortgage-backed securities was through a combination of new deposit growth, borrowings and cash flows. Deposits increased $17.5 million, or 1.2%, during the quarter ended September 30, 1997 as a result of growth in new certificate of deposit products. Borrowings increased from $351.9 million at June 30, 1997 to $375.8 million at September 30, 1997, an increase of $23.9 million, or 6.8%. The Bank continues to use borrowings to leverage its capital and fund asset growth.

Real estate owned increased from $450,000 at June 30, 1997 to $1.9 million at September 30, 1997 primarily due to the foreclosure of a boat marina during the quarter.

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

                                                                                      September 31,    June 30,
                                                                                         1997            1997
                                                                                      ------------     -------
                                                                                      (Dollars in thousands)

Non-accrual mortgage loans delinquent more than 90 days....................          $ 11,089         $ 14,262
Non-accrual other loans delinquent more than 90 days.......................               226              188
                                                                                     --------          -------
    Total non-accrual loans................................................            11,315           14,451
Loans 90 days or more delinquent and still accruing........................               371              277
                                                                                     --------          -------
Total non-performing loans.................................................            11,686           14,727
Total foreclosed real estate, net of related allowance for losses..........             1,877              450
                                                                                      -------          -------
Total non-performing assets................................................          $ 13,563         $ 15,177
                                                                                      =======          =======

Non-performing loans to total loans........................................             1.28%            1.61%
Non-performing assets to total assets......................................             0.67%            0.77%
Allowance for loan losses to non-performing loans..........................            48.35%           35.18%
Allowance for loan losses to total loans...................................             0.62%            0.57%

Non-performing loans totalled $11.7 million, or 1.28% of total loans at September 30, 1997, as compared to $14.7 million, or 1.61% of total loans at June 30, 1997. Non-performing loans at September 30, 1997 were comprised of $9.9 million of loans secured by one- to four-family residences, $371,000 of guaranteed student loans and $1.4 million of commercial real estate loans.

Included in non-performing commercial loans are two loans totalling $1.0 million secured by a funeral home in Westbury, NY. The loans were originated in August 1995 in the form of a $580,000 first mortgage on the property and $500,000 second mortgage building loan. As of September 30, 1997, the borrower has $465,000 outstanding on the building loan. An appraisal dated March 1995, valued the property at $1.7 million. Because of cash flow problems of the borrower and the present inability of the borrower to restructure the loan, the Bank has commenced foreclosure proceedings.

For the quarter ended September 30, 1997, the Company experienced net charge-offs of $431,000. The higher level of charge-offs was the result of two commercial real estate loans and several co-op loans transferred to REO at their fair value resulting in charge-offs. However, as a result of a decrease in non-performing loans and an increased asset base, the non-performing assets to total assets ratio improved to 0.67% at September 30, 1997 from 0.77% at June 30, 1997.

For the quarter ended September 30, 1997, the Company's loan loss provision was $900,000 as compared to $300,000 in the prior quarter and $100,000 in the prior year comparable quarter. The Company increased its provision for loan losses to offset the higher level of charge-offs during the quarter and to continue to increase its loan loss coverage ratios. The Company's allowance for loan losses totalled $5.7 million at September 30, 1997 as compared to $5.2 million at June 30, 1997 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 48.35% and 0.62% at September 30, 1997 and 35.18% and 0.57% at June 30, 1997, respectively. Management believes the allowance for loan losses at September 30, 1997 is adequate and sufficient reserves are presently maintained to cover losses on any non-performing loans.

Impact of Legislation

Recapitalization of SAIF Fund. Legislation was signed into law during the quarter ended September 30, 1996 to mitigate the effect of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation a special assessment was imposed on the amount of deposits held by SAIF-member institutions, including the Bank, as of a specified date, March 31, 1995, to recapitalize the SAIF. The special assessment was paid by the Bank on November 27, 1996. The amount of the special assessment determined by the FDIC was 65.7 basis points of insured deposits. As a result of enactment of this legislation on September 30, 1996, the Bank recorded a one-time non-recurring charge pre-tax of $8.25 million. As a result of recognition of such charge, the Company recorded a net loss for the quarter ended September 30, 1996 which resulted in a reduction of retained earnings. The payment of the special assessment had the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, the Bank remained in compliance with its regulatory capital requirements. This legislation also spreads the obligation for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits have been assessed a FICO payment of 1.3 basis points, while SAIF deposits pay 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. This legislation specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

As a result of this legislation, the FDIC lowered SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

Tax Bad Debt Reserves. Prior to calendar year ended December 31, 1996, the Bank was allowed a special bad debt deduction based on the greater of the amount calculated under the experience method or the percentage of taxable income method. The statutory percentage under the latter method was 8% for federal tax purposes.

The percentage of taxable income method was allowable only if the Bank maintained at least 60% of its total assets in qualifying assets, as defined. If qualifying assets fell below 60%, the Bank would have been required to recapture its tax bad debt reserve into taxable income over a four-year period. The Bank's qualifying assets as a percentage of total assets exceeded the 60% limitation as of and during the fiscal years ended June 30, 1997, and 1996.

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

Asset/Liability Management

One of the Bank's primary long-term financial objectives has been and will continue to be to monitor the sensitivity of its earnings to interest rate fluctuations by maintaining an appropriate matching of the maturities and interest rate repricing characteristics of its assets and liabilities in relation to the current and anticipated interest rate environment. In an effort to realize this objective and minimize the Bank's exposure to interest rate risk, the Bank emphasizes the origination of adjustable-rate mortgage ("ARM") and consumer loans, shorter-term fixed rate multi-family, mortgage and consumer loans and the purchase of shorter-term fixed rate and adjustable-rate mortgage-backed securities. However, there can be no assurances that the Bank will be able to originate adjustable rate loans or acquire mortgage-backed securities with terms and characteristics which conform with the Bank's underwriting standards, investment criteria or interest rate risk policies.

The Company has attempted to limit its exposure to interest rate risk through the origination and purchase of adjustable-rate mortgage loans ("ARMs") and through purchases of adjustable-rate mortgage-backed and mortgage-related securities and fixed rate mortgage-backed and mortgage-related securities with short and medium-term average lives.

The actual duration of mortgage loans and mortgage-backed securities, can be significantly impacted by changes in mortgage prepayment and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the largest determinants of prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis.

At September 30, 1997, $842.0 million, or 45.2%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $772.0 million, of which

$413.2 million, or 53.5%, were adjustable-rate loans and $358.8 million, or 46.5%, were fixed-rate loans. In addition, at September 30, 1997, the Bank's consumer loan portfolio totalled $141.3 million, of which $112.8 million, or 79.8%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $28.5 million, or 20.2%, were fixed-rate home-equity and other consumer loans. At September 30, 1997, the mortgage-backed securities held-to-maturity portfolio totalled $172.2 million, of which $97.9 million, or 56.9%, of the mortgage-backed portfolio was adjustable-rate securities and $74.3 million, or 43.1%, was fixed-rate securities. The mortgage-backed securities portfolio classified as available-for-sale totalled $776.2 million,of which $218.1 million, or 28.1%, were adjustable rate securities and $558.1 million, or 71.9%, were fixed-rate securities. During the quarter ended September 30, 1997, the Bank purchased approximately $44.3 million of 30 year fixed rate mortgage-backed securities and $146.1 million of agency and private label collateralized mortgage obligations. In addition, the Bank sold approximately $70.2 million of 15 year and 30 year mortgage-backed securities and $13.8 million of adjustable-rate securities. The Bank has continued to reposition its securities portfolio by purchasing agency and private label collateral mortgage obligations in order to increase the incremental yield of the portfolio as well as shorten the duration of the securities portfolio. Management believes that these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment, and interest rate options available. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements.

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

At September 30, 1997, the Bank's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) was a negative gap of $126.7 million , or (6.25)% of total assets at September 30, 1997 as compared to a negative gap of $55.6 million, or (2.82)% of total assets at June 30, 1997 and a negative gap of $136,000, or (0.01)%, at September 30, 1996. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

Comparison of Operating Results for the Three Months Ended September 30, 1997 and 1996.

General. The Company reported net income of $4.7 million or $0.53 per fully diluted shares for the three months ended September 30, 1997. In the prior year quarter, the Company reported a charge to earnings of $8.25 million for the recapitalization of the SAIF which resulted in the Company reporting a net loss of $1.4 million, or ($0.17) per share. Excluding the impact of the SAIF charge, the Company's earnings for the quarter ended September 30, 1996 would have been $3.4 million, or $0.39 per fully diluted common share as compared to $4.7 million or $0.53 per common share for the quarter ended September 30, 1997 reflecting a 35.9% increase in earnings per share. In addition, return on average tangible equity was 16.43% for the quarter ended September 30, 1997, an increase of 28.8% from 12.76% reported for the quarter ended September 30, 1996.

Interest Income. Interest income increased $4.2 million, or 13.2%, from $32.0 million for the three months ended September 30, 1996, to $36.2 million for the three months ended September 30, 1997. The increase resulted from an increase of $183.8 million, or 10.8%, in the average balance of interest-earning assets from $1.7 billion for the 1996 period to $1.9 billion for the 1997 period and an increase in the average yield of interest-earning assets from 7.50% in the prior year period to 7.66%. Interest income from mortgage loans increased by $2.0 million, or 14.5 %, from $13.8 million for the 1996 period to $15.7 million for the 1997 period due to a $80.4 million, or 11.6%, increase in the average balance of mortgage loans, and a 20 basis point increase in the average yield on mortgage loans from 7.98% for the 1996 period to 8.18% for the 1997 period. The increase in the average balance of mortgage loans is primarily due to increased originations of multi-family loans. For the three months ended September 30, 1997, interest income from mortgage-backed securities increased $1.9 million, or 13.2%, from $14.1 million for the 1996 period to $16.0 million for the 1997 period, primarily due to an increase of $102.0 million, or 12.7%, in the average balance of mortgage-backed securities and an increase in the average yield on these securities of 21 basis points from 6.90% for the 1996 period to 7.11% for the 1997 period and increased purchases of higher yielding private label collateral mortgage obligations. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment in loans.

Interest Expense. Interest expense for the three months ended September 30, 1997, was $20.2 million, an increase of $3.2 million, or 18.5%, from $17.0 million for the three months ended September 30, 1996. The increase in interest expense is related to a $169.1 million, or 10.5%, increase in the average balance of interest-bearing liabilities from $1.6 billion for the 1996 period to $1.8 billion for the 1997 period and a 30 basis point increase in the cost of interest-bearing liabilities from 4.23% for the 1996 period to 4.53% for the 1997 period. The increase in the average cost of interest-bearing liabilities resulted primarily from a higher interest rate environment during the quarter ended September 30, 1997. Interest expense on deposits increased $1.9 million, or 14.4%, from $13.1 million for the 1996 period to $15.0 million for the 1997 period, primarily as a result of a $101.4 million, or 7.5%, increase in the average balance of deposits and by a 26 basis point increase in the average cost of such deposits from 3.96% in the 1996 period to 4.23% in the 1997 period. Interest expense on borrowed funds increased $1.3 million, or 32.3%, from $3.9 million for the 1996 period to $5.2 million for the 1997 period primarily due to a $72.2 million, or 25.6%, increase in the average balance of borrowings from $281.7 million in the 1996 period to $353.9 million for the 1997 period and a 29 basis point increase in the average cost of such borrowings from 5.59% in the 1996 period to 5.88% in the 1997 period. The Bank continues to use borrowings to leverage its capital and fund asset growth. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances, have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income was $16.0 million for the three months ended September 30, 1997 as compared to $14.9 million for the three months ended September 30, 1996, an increase of $1.1 million, or 7.1%. The increase in net interest income was attributable to the growth in average interest-earning assets to $1.9 billion for the quarter ended September 30, 1997 from $1.7 billion for the quarter ended September 30, 1996. The growth in average interest-earning assets was from increased investments in mortgage-backed securities and increased originations of multi-family loans. Interest-bearing liabilities increased $169.1 million, or 10.5%, to $1.8 billion for the 1997 period from $1.6 billion for the 1996 period. As a result of a flattening of the yield curve and the increased cost of interest-bearing liabilities, the Bank's net interest spread declined from 3.27% to 3.13% and its net interest margin declined from 3.51% to 3.39%. For the quarter ended September 30, 1997, the yield on interest-earning assets was 7.66% and the cost of interest-bearing liabilities was 4.53% as compared to 7.50% and 4.23%, respectively for the quarter ended September 30, 1996.

Provision for Loan Losses. The provision for loan losses totalled $900,000 for the three months ended September 30, 1997 compared to $100,000 for the three months ended September 30, 1996.The Company increased its provision for loan losses to offset the higher level of charge-offs during the quarter and to continue to increase its loan loss coverage ratios. Management believes that based upon information currently available that its allowance for loan losses is adequate to cover future loan losses. However, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income increased $1.6 million, or 230.0%, from $686,000 for the quarter ended September 30, 1996 to $1.6 million for the quarter ended September 30, 1997. The increase is mainly the result of a gain from a condemnation award received from an inactive joint venture offset by a net loss on the sale of securities.

Non-Interest Expense. Non-interest expense totalled $9.1 million for the quarter ended September 30, 1997, an $8.1 million decrease from the $17.2 million recorded in the prior year quarter. The decrease in non-interest expense is primarily the result of the SAIF recapitalization charge recorded in the prior year quarter. For the quarter ended September 30, 1997, compensation and benefits expense increased to $4.5 million, an increase of $424,000, or 10.3%, from $4.1 million for the quarter ended September 30, 1996. The increase in compensation and benefits expense is mainly due to increased costs of the ESOP benefit plan. For the quarter ended September 30, 1997, ESOP and RRP expenses were $888,000, an increase of $327,000, or 58.3%, from $561,000 recorded in the prior year quarter. Federal deposit insurance premiums decreased $551,000, or 71.4%, from $772,000 recorded for the quarter ended September 30, 1996 to $221,000 for the quarter ended September 30, 1997 due to the reduction in SAIF premiums. As a result of an increased asset base, the operating expense to average assets ratio improved to 1.61% for the quarter ended September 30, 1997 from 1.78% in the prior year quarter. Real estate owned expense increased $121,000, or 116.3%, from $104,000 in the 1996 period to $225,000 in the 1997 period primarily due to an increased provision for real estate losses. For the quarter ended September 30, 1997, the provision for losses was $130,000 as compared to $50,000 in the prior year period.

Income Tax Expense. Income tax expense was $3.5 million representing an effective income tax rate of 42.6% for the three months ended September 30, 1997. As a result of loss in the prior year quarter the Bank had an income tax benefit of $271,000. The Bank's effective income tax rate is primarily affected by the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided as well as associated tax benefits related to a subsidiary of the Bank.

Liquidity And Capital Resources

The Company's current primary sources of funds are principal and interest payments and sales of investments securities and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. During the quarter ended September 30, 1997, the Bank made a dividend payment of $7.0 million to the Company. The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related business, payments of dividends or repurchase its common stock.

The Company is presently in its fifth stock repurchase plan whereby management at its discretion is authorized by the Board of Directors to repurchase up to approximately 441,000 shares of the Company's common stock. As of September 30, 1997, 213,300 common shares have been repurchased at a total cost of $5.9 million under this plan and approximately 228,000 shares remain to be repurchased. For the quarter ended September 30, 1997, the Company repurchase 77,000 shares for a total cost of $2.2 million. As of September 30, 1997, the Company's cumulative total of treasury shares (net of reissues for stock options exercised) was 2,038,365 at an aggregate cost of $29.6 million.

On September 17, 1997, the Board of Directors declared a regular cash dividend of $0.16 per common share for the quarter ending September 30, 1997. The dividend was paid on October 17, 1997 to stockholders of record on October 3, 1997.

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Bank's liquidity and short-term liquidity ratios averaged 5.09%, and 1.79%, respectively, for the three months ended September 30, 1997. The Bank's short-term liquidity ratio was 1.60% at September 30, 1997.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1997, assets qualifying for short-term liquidity, including cash and short term investments, totalled $28.7 million.

The Bank's primary sources of funds are principal and interest payments on loans, mortgage-backed securities and investment securities, deposits, advances from the FHLB-NY, borrowings under reverse repurchase agreements and sales of mortgage-backed securities and loans. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During the quarter ended September 30, 1997, principal payments on loans and mortgage-backed securities totalled $31.3 million and $43.8 million, respectively, as compared to $35.5 million and $28.7 million, respectively, in the prior year period. In addition, during the quarter ended September 30, 1997, the Bank sold $84.0 million of agency backed mortgage-backed securities. At September 30, 1997, borrowings from the FHLB-NY and reverse repurchase agreements totalled $375.8 million, an increase of $23.9 million, from $351.9 million at June 30, 1997. Deposits increased $17.5 million to $1.45 billion during the quarter ended September 30, 1997.

The primary investment activity of the Bank is the origination of mortgage loans and consumer loans, and the purchase of mortgages and mortgage-backed securities. During the three months ended September 30, 1997, the Bank originated and purchased mortgage loans and consumer loans in the amount of $20.9 million and $12.6 million, respectively. During the three months ended September 30, 1997, the Bank purchased $200.4 million of mortgage-backed securities of which $179.4 million were classified as available-for-sale and $21.0 million were classified as held-to-maturity.

At September 30, 1997, the Bank had outstanding loan commitments of $12.4 million and open lines of credit of $54.7 million. In addition, the Bank had commitments to purchase $2.7 million of private label collateralized mortgage obligations classified as available-for-sale. The Bank anticipates that it will have sufficient funds available to meet its current loan origination and mortgage-backed securities purchase commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1997 totalled $586.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 1997, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 5.42%, 5.42% and 14.72%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

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

    (b) Reports on Form 8-K

             1) The Company filed Form 8-K on August 11, 1997, which included a copy of the Company's press release dated July 24, 1997 announcing its earnings for the quarter ended June 30, 1997.

             2) The Company filed Form 8-K on October 21, 1997, which included a copy of the press release dated October 17, 1997 announcing the completion of the acquisition of Continental Bank by Reliance Bancorp, Inc.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Reliance Bancorp, Inc.
                                                   (Registrant)






 /s/ Raymond A. Nielsen     11/14/97   /s/   Paul D. Hagan          11/14/97
--------------------------  --------   --------------------------   --------
     Raymond A. Nielsen                      Paul D. Hagan
     Chief Executive Officer                 Chief Financial Officer