Form 10-Q
period 1997-12-31
RELIANCE BANCORP INC
filed 1998-02-17
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                For the quarterly period ended December 31, 1997


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

As of February 11, 1998, there were 9,640,683 shares of common stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements - Unaudited

           Consolidated Statements of Condition at December 31, 1997 and June 30, 1997 (Unaudited)

           Consolidated Statements of Operations for the Three and Six Months Ended December 31, 1997 and 1996 (Unaudited)

           Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1997 and 1996 (Unaudited)

           Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure about Market Risk



                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

           Exhibits

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Condition
                                   (Unaudited)
             (Dollars in thousands, except share and per share data)

                                                                                         December 31,         June 30,
                                                                                             1997               1997
                                                                                             ----               ----
                       Assets
Cash and due from banks.............................................................    $     31,206       $    29,565
Money market investments............................................................           5,000             1,100
Debt and equity securities available-for-sale.......................................          32,757            26,909
Debt and equity securities held-to-maturity (estimated market value of
      $43,149 and $46,152, respectively.............................................          42,679            46,026
Mortgage-backed securities available-for-sale.......................................         833,077           721,819
Mortgage-backed securities held-to-maturity (estimated market value of
      $211,143 and $163,108, respectively...........................................         207,155           159,356
Loans receivable:
     Mortgage loans.................................................................         796,544           775,612
     Commercial loans...............................................................          52,470               --
     Consumer and other loans.......................................................         142,063           138,891
       Less allowance for loan losses...............................................          (8,692)           (5,182)
                                                                                            ---------       -----------
             Loans receivable, net..................................................         982,385           909,321

Accrued interest receivable, net....................................................          13,746            12,040
Office properties and equipment, net................................................          15,706            14,089
Prepaid expenses and other assets...................................................          14,774             7,580
Mortgage servicing rights...........................................................           2,613             3,046
Excess of cost over fair value of net assets acquired...............................          61,217            45,463
Real estate owned, net..............................................................             785               450
                                                                                          ----------     -------------
             Total assets...........................................................     $ 2,243,100        $1,976,764
                                                                                          ==========         =========

                       Liabilities and Stockholders' Equity
Deposits............................................................................     $ 1,602,959        $1,436,037
FHLB advances.......................................................................          69,200            40,000
Securities sold under agreements to repurchase......................................         326,001           311,913
Advance payments by borrowers for taxes and insurance...............................           6,671             9,017
Accrued expenses and other liabilities..............................................          46,376            17,127
                                                                                          ----------        ----------
             Total liabilities......................................................       2,051,207         1,814,094
                                                                                          ----------         ---------
Commitments
                       Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued...........................................................              --                --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued; 9,634,027 and 8,776,337
    outstanding, respectively.......................................................             108               108
Additional paid-in capital..........................................................         116,683           105,871
Retained earnings, substantially restricted.........................................          96,268            89,660
Unrealized appreciation on securities
   available-for-sale, net of taxes.................................................           4,505             1,705
Less:
Unallocated common stock held by ESOP...............................................          (4,968)           (5,382)
Unearned common stock held by RRP...................................................          (1,106)           (1,567)
Unearned common stock held by SERP..................................................            (209)             (209)
Treasury stock, at cost (1,116,793 and 1,974,483 shares, respectively)..............         (19,388)          (27,516)
                                                                                           ----------       -----------
     Total stockholders' equity.....................................................         191,893           162,670
                                                                                          ----------        ----------
            Total liabilities and stockholders' equity..............................     $ 2,243,100        $1,976,764
                                                                                          ==========         =========


   See  accompanying  notes to unaudited  consolidated financial statements.







                      RELIANCE BANCORP, INC. and SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                      Three months ended        Six months ended
                                                                         December 31,             December 31,
                                                                      ----------------         ----------------
                                                                      1997        1996         1997        1996
                                                                      ----        ----         ----        ----
Interest income:
   First mortgage loans.......................................       15,980    $ 14,085       31,727      $ 27,836
   Commercial loans...........................................        1,190          --        1,190            --
   Consumer and other loans...................................        3,129       2,861        6,155         5,717
   Mortgage-backed securities.................................       17,492      14,856       33,475        28,979
   Money market investments...................................          164         223          280           348
   Debt and equity securities.................................        1,311       1,164        2,622         2,269
                                                                    -------     -------      -------       -------
      Total interest income...................................       39,266      33,189       75,449        65,149
                                                                    -------     -------      -------       -------

Interest expense:
   Deposits...................................................       16,199      13,372       31,163        26,451
   Borrowed funds.............................................        5,879       4,429       11,084         8,364
                                                                    -------     -------      -------       -------
      Total interest expense..................................       22,078      17,801       42,247        34,815
                                                                    -------     -------      -------       -------
      Net interest income before provision
        for loan losses  .....................................       17,188      15,388       33,202        30,334
   Provision for loan losses..................................          300         250        1,200           350
                                                                    -------     -------      -------       -------
      Net interest income after provision for loan losses.....       16,888      15,138       32,002        29,984
                                                                    -------     -------      -------       -------

Non-interest income:
   Loan fees and service charges..............................          150         200          373           408
   Other operating income.....................................          847         700        1,526         1,194
   Income from Money Centers..................................          570          --          570            --
   Condemnation award on joint venture........................           --          --        1,483            --
   Net gain on securities.....................................          125         122            3           106
                                                                    -------     -------      -------       -------
      Total non-interest income...............................        1,692       1,022        3,955         1,708
                                                                    -------     -------      -------       -------

Non-interest expense:
   Compensation and benefits..................................        5,052       4,162        9,573         8,259
   Occupancy and equipment....................................        1,550       1,347        3,009         2,771
   Federal deposit insurance premiums.........................          232         599          453         1,371
   Advertising................................................          308         279          704           617
   Other operating expense....................................        1,674       1,443        3,124         2,809
                                                                    -------     -------      -------       -------
      Total general and administrative expenses...............        8,816       7,830       16,863        15,827
   Real estate operations, net................................          (67)        117          158           221
   Amortization of excess of cost over fair value
      of net assets acquired..................................        1,090         856        1,936         1,712
   SAIF recapitalization charge...............................           --          --           --         8,250
                                                                    -------     -------      -------       -------
   Total non-interest expense.................................        9,839       8,803       18,957        26,010
                                                                    -------     -------      -------       -------
Income before income taxes....................................        8,741       7,357       17,000         5,682
Income tax expense ...........................................        3,854       3,478        7,372         3,207
                                                                    -------     -------      -------        ------
Net income....................................................      $ 4,887     $ 3,879      $ 9,628       $ 2,475
                                                                     ======      ======       ======        ======

Net income per common share:
                 Basic........................................     $   0.54     $  0.47       $ 1.12      $   0.30
                                                                    =======      ======        =====        ======
                 Diluted......................................     $   0.50     $  0.44       $ 1.03      $   0.27
                                                                    =======      ======        =====        ======


      See  accompanying  notes to unaudited  consolidated financial statements.








                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                 Six months ended
                                                                                                   December 31,
                                                                                                   ------------
                                                                                               1997             1996
                                                                                               ----             ----
Cash flows from operating activities:
 Net income.......................................................................            9,628             $2,475
 Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses........................................................            1,200                350
 Provision for losses on real estate owned........................................               80                150
 Amortization of premiums, net....................................................               651               431
 Amortization relating to allocation and earned portion of stock plans............             1,777             1,152
 Amortization of excess of cost over fair value of net assets acquired............             1,936             1,712
 Amortization of mortgage servicing rights........................................               433               404
 Acquisition related tax benefits not previously recognized.......................                --               562
 Depreciation and amortization....................................................               770               683
 Net gain on securities...........................................................                (3)             (106)
 Net gain on loans sold...........................................................                (3)              (16)
 Net gain on sale of real estate owned............................................               (53)              (47)
 Increase in accrued interest receivable..........................................              (625)             (441)
 (Increase) decrease in prepaid expense and other assets..........................            (3,549)            3,166
 Increase in accrued expenses and other liabilities...............................            24,503            20,836
                                                                                             -------           -------
     Net cash provided by operating activities....................................            36,745            31,311
                                                                                             -------           -------

Cash flows from investing activities:
 Principal repayments on loans, net of (originated and purchased loans)...........             1,205           (27,786)
 Purchases of mortgage-backed securities available-for-sale.......................          (271,365)         (172,522)
 Proceeds from sales of mortgage-backed securities available-for-sale.............           152,445            45,193
 Purchases of mortgage-backed securities held-to-maturity.........................           (67,242)               --
 Principal repayments from mortgage-backed securities.............................           109,127            53,341
 Purchases of debt securities available-for-sale..................................            (9,994)          (15,000)
 Proceeds from call of securities.................................................            10,000             2,313
 Proceeds from sales of debt securities available-for-sale........................             2,699             3,028
 Proceeds from maturities of debt securities......................................                --             1,350
 Purchases of premises and equipment..............................................              (998)           (1,036)
 Proceeds from loans sold.........................................................             1,724             4,607
 Proceeds from sales of real estate owned.........................................             2,257               836
 Cash and cash equivalents acquired in Continental Bank acquisition...............             9,106               --
                                                                                             --------         ---------
    Net cash used in investing activities.........................................           (61,036)         (105,676)
                                                                                             --------         ---------

Cash flows from financing activities:
 Increase in deposits.............................................................            30,150            26,406
 Decrease in advance payments by borrowers for taxes and insurance................            (2,346)           (1,151)
 Proceeds from FHLB advances......................................................            15,200            40,000
 Repayment of FHLB advances.......................................................            (6,825)          (20,000)
 Proceeds from reverse repurchase agreements......................................           537,205           524,146
 Repayment of reverse repurchase agreements.......................................          (533,917)         (496,759)
 Purchases of treasury stock......................................................            (8,265)           (5,908)
 Net proceeds from issuance of common stock and exercise of stock options.........             1,258               410
 Dividends paid...................................................................            (2,628)           (2,115)
                                                                                             --------         ---------
    Net cash provided by financing activities.....................................            29,832            65,029
                                                                                             --------         ---------

 Net increase (decrease) in cash and cash equivalents.............................             5,541            (9,336)
 Cash and cash equivalents at beginning of year...................................            30,665            32,870
                                                                                             --------         ---------
 Cash and cash equivalents at end of year.........................................         $  36,206         $  23,534
                                                                                             =======           =======









                      RELIANCE BANCORP, INC. and SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued
                             (Dollars in thousands)

                                                                                                Six Months Ended
                                                                                                   December 31,
                                                                                                   ------------
                                                                                               1997             1996
                                                                                               ----             ----
                                                                                                    (Unaudited)
Supplemental disclosures of cash flow information

Cash paid during the six months ended for:

 Interest.........................................................................          $  40,552         $  34,110
                                                                                              =======           =======

 Income taxes.....................................................................         $      175        $    3,420
                                                                                               ======          ========

Non-cash investing activities:
 Transfers from loans to real estate owned........................................          $   2,620       $       480
                                                                                               ======         =========



       See  accompanying  notes to unaudited  consolidated financial statements.









                                                               5

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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1997 Annual Report on Form 10-K.

2.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No.128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. This statement simplifies the standard for computing EPS previously found in Accounting Principles Board Opinion No. 15 ("APB No. 15"). It replaces the presentation of primary EPS with a presentation of basic EPS and the presentation of fully diluted EPS with a presentation of diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common stock due to the dilutive effect of stock options is computed using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires the restatement of all prior-period EPS data presented. The Company adopted SFAS No. 128 during the quarter ended December 31, 1997. The change from primary EPS to basic EPS resulted in a modest increase in this EPS presentation but did not result in a change in the EPS presentation from fully diluted to diluted EPS.

3.       ACQUISITION

         On October 17, 1997, Reliance Bancorp, Inc. completed its acquisition of Continental Bank and its merger into Reliance Federal Savings Bank, Reliance's wholly-owned subsidiary. In accordance with the terms of the merger agreement, Reliance issued 1.10 shares of its common stock for each outstanding common share of Continental for a total of 1,013,909 common shares which were issued from its treasury shares. The total transaction value was approximately $24.0 million. The acquisition of Continental Bank increased the total number of Reliance banking offices to 30 and expanded its lending and deposit services to include commercial banking services. In addition, the Bank also acquired five money center check cashing operations which result in additional fee income to the

         Bank. The Company accounted for the transaction using the purchase method of accounting which resulted in excess of cost over the fair value of net assets acquired ("goodwill") of $17.7 million which is being amortized on a straight line basis over 15 years. As of the completion of the acquisition, which was effected by merging the net assets acquired into the Bank, the Bank continued to exceed each of its regulatory capital requirements.

4.       IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the "change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". Companies will be required to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 at the direction of the Board of Directors of Reliance Federal Savings Bank (the "Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The stock conversion was completed on March 31, 1994 which raised $103.6 million of net proceeds from the sale of 10,750,820 common shares. As of December 31, 1997, the Company had 9,634,027 shares outstanding, all of which were common shares.

The Company is headquartered in Garden City, New York and its primary business currently consists of the operations of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities and repurchase agreements. The Company has also expanded its operations with the acquisition of three financial institutions. On January 11, 1996, the Company completed its acquisition of Sunrise Bancorp, Inc. On August 11, 1995, the Company completed the acquisition of Bank of Westbury. As discussed in Note 3, on October 17, 1997 the Company acquired Continental Bank and merged its operations into the Bank.

The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in mortgage and consumer loans, multi-family, commercial, commercial real estate, construction loans and guaranteed student loans. In connection with the acquisition of Continental Bank, the Bank now offers both secured and unsecured commercial loans. During periods in which the demand for loans which meet the Bank's underwriting, investment and interest rate risk standards is lower than the amount of funds available for investment, the Bank invests excess funding in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations. The Bank also operates five money center check cashing operations which result in additional fee income to the Bank.

The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income also is affected by its provision for loan losses as well as non-interest income, general and administrative expenses, other non-interest expenses, and income tax expense. General and administrative expenses consists primarily of compensation and benefits, occupancy, federal deposit insurance premiums, advertising and other general and administrative expenses. Other non-interest expense consists of real estate operations, net, amortization of excess of cost over fair value of net assets acquired and the SAIF recapitalization charge. The earnings of the Company may also significantly be affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Acquisition

On October 17, 1997, Reliance Bancorp, Inc. completed its acquisition of Continental Bank and its merger into Reliance Federal Savings Bank, Reliance's wholly-owned subsidiary. In accordance with the terms of the merger agreement, Reliance issued 1.10 shares of its common stock for each outstanding common share of Continental for a total of 1,013,909 common shares which were issued from its treasury shares. The total transaction value was approximately $24.0 million. The acquisition of Continental Bank increased the total number of Reliance banking offices to 30 and expanded its lending and deposit services to include commercial banking services. In addition, the Bank also acquired five money center check cashing operations which result in additional fee income to the Bank. The Company accounted for the transaction using the purchase method of accounting which resulted in excess of cost over the fair value of net assets acquired ("goodwill") of $17.7 million which is being amortized on a straight line basis over 15 years. As of the completion of the acquisition, which was effected by merging the net assets acquired into the Bank, the Bank continued to exceed each of its regulatory capital requirements.

A summary of the net assets acquired (at their fair values) in the Continental acquisition is as follows:

                                      After the Close of Business
                                           October 17, 1997
                                            (In thousands)

 Assets acquired:
          Cash and cash equivalents              $ 9,106
          Investment securities                    4,781
          Mortgage-backed securities              78,295
          Loans receivable, net                   79,867
          Other assets                             5,297
                                                 -------

               Total assets acquired             177,346

 Liabilities assumed:
          Deposits                               137,011
          Borrowed funds                          31,625
          Net deferred tax liability                 374
          Other liabilities                        2,073
                                                 -------

               Total liabilities assumed         171,083
               Net assets acquired              $  6,263


Financial Condition

As of December 31, 1997, total assets were $2.2 billion, an increase of $266.3 million, or 13.5%, from June 30, 1997. The increase is primarily the result of assets acquired from Continental Bank and increased purchases of mortgage-backed securities. The mortgage-backed securities portfolio increased $159.1 million, or 18.1%, from $881.2 million at June 30, 1997 to $1.0 billion at December 31, 1997, with the increase primarily due to increased purchases of private label collateralized mortgage obligations offset by amortization and prepayments. Loans receivable, net increased $73.1 million, or 8.0%, from $909.3 million at June 30, 1997 to $982.4 million at December 31, 1997 due primarily to $79.9 million of loans acquired from Continental Bank.

Funding for the purchases of mortgage-backed securities was through a combination of new deposit growth, borrowings and cash flows. Deposits increased $166.9 million, or 11.6% during the six months ended December 31, 1997 as a result of growth in new certificate of deposit products and $137.0 million of deposits acquired from Continental Bank. Borrowings increased from $351.9 million at June 30, 1997 to $395.2 million at December 31, 1997, an increase of $43.3 million, or 12.3%. The increase is primarily due to $31.6 million of borrowings acquired from Continental Bank.

Goodwill increased $15.8 million during the six months ended December 31, 1997 as a result of $17.7 of goodwill from the Continental Bank acquisition offset by $1.9 million in amortization.

Treasury stock decreased from $27.5 million at June 30, 1997 to $19.4 million at December 31, 1997 as a result of approximately 1.0 million shares issued to purchase Continental Bank. Offsetting such decrease was the repurchase of 262,000 shares of its common stock at a total cost of $8.3 million. In addition, additional paid in capital increased $10.8 million primarily as a result of reissuing treasury shares at a greater value than they were originally repurchased at.

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

                                                                                   December 31,       June 30,
                                                                                   ------------       --------
                                                                                       1997             1997
                                                                                       ----             ----
                                                                                     (Dollars in thousands)

Non-accrual mortgage loans delinquent more than 90 days....................         $  10,392         $ 14,262
Non-accrual commercial loans delinquent more than 90 days..................               807               --
Non-accrual other loans delinquent more than 90 days.......................               203              188
                                                                                     --------         --------
    Total non-accrual loans................................................            11,402           14,450
Loans 90 days or more delinquent and still accruing........................               350              277
                                                                                     --------         --------
Total non-performing loans.................................................            11,752           14,727
Total foreclosed real estate, net of related allowance for losses..........               785              450
                                                                                     --------          -------
Total non-performing assets................................................          $ 12,537         $ 15,177
                                                                                       ======           ======

Non-performing loans to total loans........................................             1.19%            1.61%
Non-performing assets to total assets......................................             0.56%            0.77%
Allowance for loan losses to non-performing loans..........................            73.96%           35.18%
Allowance for loan losses to total loans...................................             0.88%            0.57%

Non-performing loans totalled $11.8 million, or 1.19% of total loans at December 31, 1997, as compared to $14.7 million, or 1.61% of total loans at June 30, 1997. Non-performing loans at December 31, 1997 were comprised of $8.2 million of loans secured by one- to-four family residences, $2.4 million of commercial real estate loans, $807,000 of commercial loans and $350,000 of guaranteed student loans. As a result of a decrease in non-performing loans and an increased asset base, the non-performing assets to total assets ratio improved to 0.56% at December 31, 1997 from 0.77% at June 30, 1997.

For the quarter ended December 31, 1997, the Company's loan loss provision was $300,000 as compared to $250,000 in the prior year quarter. The Company increased its provision for loan losses to continue to increase its loan loss coverage ratios. The Company's allowance for loan losses totalled $8.7 million at December 31, 1997 as compared to $5.2 million at June 30, 1997 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 73.96% and 0.88% and 35.18% and 0.57%, respectively. The significant increase in these loan loss coverage ratios is the result of $2.7 million of allowances acquired from Continental Bank. For the quarter and six months ended December 31, 1997, the Company experienced net charge-offs of $3,000 and $434,000, respectively. Management believes the allowance for loan losses at December 31, 1997 is adequate and sufficient reserves are presently maintained to cover losses on any non-performing loans.

Impact of Legislation

Recapitalization of SAIF Fund. Legislation was signed into law during the quarter ended December 31, 1996 to mitigate the effect of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation a special assessment was imposed on the amount of deposits held by SAIF-member institutions, including the Bank, as of a specified date, March 31, 1995, to recapitalize the SAIF. The special assessment was paid on November 27, 1996. The amount of the special assessment determined by the FDIC was 65.7 basis points of insured deposits. As a result of enactment of this legislation on September 30, 1996, the Bank recorded a one-time non-recurring charge pre-tax of $8.25 million. As a result of recognition of such charge, the Company recorded a net loss for the quarter ended September 30, 1996 which resulted in a reduction of retained earnings. The payment of the special assessment had the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, the Bank remained in compliance with its regulatory capital requirements. This legislation also spreads the obligation for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. This legislation specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

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

The percentage of taxable income method was allowable only if the Bank maintained at least 60% of its total assets in qualifying assets, as defined. If qualifying assets fell below 60%, the Bank would have been required to recapture its tax bad debt reserve into taxable income over a four-year period. The Bank's qualifying assets as a percentage of total assets exceeded the 60% limitation as of and during the fiscal years ended June 30, 1997 and 1996.

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

Asset/Liability Management

One of the Bank's primary long-term financial objectives has been and will continue to be to monitor the sensitivity of its earnings to interest rate fluctuations by maintaining an appropriate matching of the maturities and interest rate repricing characteristics of its assets and liabilities in relation to the current and anticipated interest rate environment. In an effort to realize this objective and minimize the Bank's exposure to interest rate risk, the Bank emphasizes the origination of adjustable-rate mortgage ("ARM"), consumer and commercial loans, shorter-term fixed rate multi-family, mortgage, consumer and commercial loans and the purchase of shorter-term fixed rate and adjustable-rate mortgage-backed securities. However, there can be no assurances that the Bank will be able to originate adjustable rate loans or acquire mortgage-backed securities with terms and characteristics which conform with the Bank's underwriting standards, investment criteria or interest rate risk policies.

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

At December 31, 1997, $947.3 million, or 46.6%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $796.5 million, of which $421.9 million, or 53.0%, were adjustable-rate loans and $374.6 million, or 47.0%, were fixed-rate loans. The Bank's commercial loan portfolio totalled $52.5 million, of which $46.7 million, or 89.0%, were adjustable-rate loans and $5.8 million, or 11.0%, were fixed-rate loans. In addition, at December 31, 1997, the Bank's consumer loan portfolio totalled $142.1 million, of which $112.7 million, or 79.3%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $29.4 million, or 20.7%, were fixed-rate home-equity and other consumer loans.

At December 31, 1997, the mortgage-backed securities held-to-maturity portfolio totalled $207.2 million, of which $116.2 million, or 56.1%, of the mortgage-backed portfolio were adjustable-rate securities and $91.0 million, or 43.9%, were fixed-rate securities. The mortgage-backed securities portfolio classified as available-for-sale totalled $833.1 million of which $249.9 million, or 30.0%, were adjustable rate securities and $583.2 million, or 70.0%, were fixed-rate securities.

During the six months ended December 31, 1997, the Bank purchased approximately $242.0 million of agency and private label collateralized mortgage obligations, $52.3 million of 1 year agency adjustable and $44.3 million of 30 year fixed rate mortgage-backed securities. In addition, during the six months ended December 31, 1997 the Bank sold approximately $118.1 million of 15 year and 30 year mortgage-backed securities, $17.8 million of agency and private label collateralized mortgage obligations and $16.5 million of adjustable-rate securities. The Bank has continued to reposition its securities portfolio by purchasing agency and private label collateral mortgage obligations in order to increase the incremental yield of the portfolio as well as shorten the duration of the securities portfolio. Management believes that these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment, and interest rate options available. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements.

Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996.

General. Net income for the three months ended December 31, 1997 was $4.9 million, an increase of $1.0 million, from $3.9 million in the prior year period. Net income for the quarter ended December 31, 1997 represents an annualized return on average assets and average tangible equity of 0.89% and 15.87%, respectively as compared to 0.83% and 14.75% in the prior year period.

Interest Income. Interest income increased $6.1 million, or 18.3%, from $33.2 million for the three months ended December 31, 1996, to $39.3 million for the three months ended December 31, 1997. The increase resulted from an increase of $296.3 million, or 16.8%, in the average balance of interest-earning assets from $1.8 billion for the 1996 period to $2.1 billion for the 1997 period and an increase in the average yield of interest-earning assets from 7.52% in the prior year period to 7.62%. The growth in interest-earning assets was directly attributable to assets acquired from Continental Bank and the Bank's increased purchases of mortgage-backed securities and increased originations of multi-family loans. Interest income from mortgage loans increased $1.9 million, or 13.5%, from $14.1 million for the 1996 period to $16.0 million for the 1997 period due to an $88.9 million, or 12.7%, increase in the average balance of mortgage loans and a 6 basis point increase in the average yield on mortgage loans from 8.08% for the 1996 period to 8.14% for the 1997 period. The increase in the average balance of mortgage loans is primarily due to originations of multi-family loans and assets acquired from Continental Bank. For the three months ended December 31, 1997, interest income from mortgage-backed securities increased $2.6 million, or 17.7%, from $14.9 million for the 1996 period to $17.5 million for the 1997 period, primarily due to an increase of $164.2 million, or 19.4%, in the average balance of mortgage-backed securities offset slightly by a decrease in the average yield on these securities of 3 basis points from 7.00% for the 1996 period to 6.97% for the 1997 period. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of private label collateral mortgage obligations and securities acquired from Continental Bank. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans.

Interest Expense. Interest expense for the three months ended December 31, 1997, was $22.1 million, an increase of $4.3 million, or 24.0%, from $17.8 million for the three months ended December 31, 1996. The increase in interest expense is related to a $264.4 million, or 16.0%, increase in the average balance of interest-bearing liabilities from $1.7 billion for the 1996 period to $1.9 billion for the 1997 period and a 30 basis point increase in the cost of interest-bearing liabilities from 4.30% for the 1996 period to 4.60% for the 1997 period. The increase in the average cost of interest-bearing liabilities resulted primarily from a higher interest rate environment during the quarter ended December 31, 1997. Interest expense on deposits increased $2.8 million, or 21.1%, from $13.4 million for the 1996 period to $16.2 million for the 1997 period, primarily as a result of a $200.8 million, or 14.7%, increase in the average balance of deposits and by a 29 basis point increase in the average cost of such deposits from 3.98% in the 1996 period to 4.27% in the 1997 period. Interest expense on borrowed funds increased $1.5 million, or 32.7%, from $4.4 million for the 1996 period to $5.9 million for the 1997 period primarily due to a $89.9 million, or 28.9%, increase in the average balance of borrowings from $311.0 million in the 1996 period to $400.9 million for the 1997 period and an 18 basis point increase in the average cost of such borrowings from 5.69% in the 1996 period to 5.87% in the 1997 period. The Bank continues to use borrowings to leverage its capital and fund asset growth. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances, have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income was $17.2 million for the three months ended December 31, 1997 as compared to $15.4 million for the three months ended December 31, 1996, an increase of $1.8 million, or 11.7%. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.1 billion for the quarter ended December 31, 1997 from $1.8 billion for the quarter ended December 31, 1996. The growth in average interest-earning assets was from increased investments in mortgage-backed securities, increased originations of multi-family loans and assets acquired from Continental Bank. Interest- bearing liabilities increased $264.4 million, or 16.0%, to $1.9 billion for the 1997 period from $1.7 billion for the 1996 period. As a result of a flattening of the yield curve and the increased cost of interest-bearing liabilities, the Bank's net interest spread declined from 3.22% to 3.02% and its net interest margin declined from 3.49% to 3.34%. For the quarter ended December 31, 1997, the yield on interest-earning assets was 7.62% and the cost of interest-bearing liabilities was 4.60% as compared to 7.52% and 4.30%, respectively for the quarter ended December 31, 1996.

Provision for Loan Losses. The provision for loan losses totalled $300,000 for the three months ended December 31, 1997 compared to $250,000 for the three months ended December 31, 1996. The Company increased its provision for loan losses during the quarter to continue to increase its loan loss coverage ratios. Management believes that based upon information currently available that its allowance for loan losses is adequate to cover future loan losses. However, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income increased $670,000, or 65.6%, from $1.0 million for the quarter ended December 31, 1996 to $1.7 million for the quarter ended December 31, 1997. The increase is mainly the result of fee income generated from the newly acquired money center check cashing operations.

Non-Interest Expense. Non-interest expense totalled $9.8 million for the quarter ended December 31, 1997, a $1.0 million, or 11.8%, increase from $8.8 million recorded in the prior year quarter. The increase is mainly the result of higher compensation expense, goodwill amortization and other expenses associated with the Continental Bank acquisition, however, the general and administrative expense to average assets ratio improved to 1.60% for the quarter ended December 31, 1997 from 1.68% in the prior year quarter. For the quarter ended December 31, 1997, compensation and benefits expense increased to $5.1 million, an increase of $890,000, or 21.4%, from $4.2 million for the quarter ended December 31, 1996. The increase is due to the addition of banking offices, check cashing and commercial lending personnel from the Continental Bank acquisition, higher benefit expenses and normal salary adjustments. For the quarter ended December 31, 1997, ESOP and RRP expenses were $889,000, an increase of $297,000, or 50.2%, from $592,000 recorded in the prior year quarter. Occupancy and equipment expense increased $203,000, or 15.1%, from $1.3 million for the quarter ended December 31, 1996 to $1.5 million for the quarter ended December 31, 1997 due to costs associated with the operation of two new banking offices and five check cashing facilities. Other operating expenses increased $231,000, or 16.0%, from $1.4 million during the quarter ended December 31, 1996 to $1.7 million for the quarter ended December 31, 1997 as a result of general expenses related to the addition of two new banking offices and five check cashing facilities. Goodwill amortization increased $234,000, or 27.3%, from $856,000 in the prior year quarter to $1.1 million during the quarter ended December 31, 1997 as a result of amortization related to the Continental Bank acquisition. Offsetting these increases was the reduction of federal deposit insurance premiums of $367,000, or 61.3%, from $599,000 recorded for the quarter ended December 31, 1996 to $232,000 for the quarter ended December 31, 1997 due to the reduction in SAIF premiums.

Income Tax Expense. Income tax expense was $3.9 million for the quarter ended December 31, 1997 representing an effective income tax rate of 44.1% as compared to $3.5 million and an effective tax rate of 47.3% in the prior year. The Bank's effective income tax rate is primarily affected by the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided as well as associated tax benefits related to a subsidiary of the Bank.

Comparison of Operating Results for the Six Months Ended December 31, 1997 and 1996.

General. The Company reported net income of $9.6 million for the six months ended December 31, 1997 as compared to $2.5 million for the six months ended December 31, 1996. The lower net income in the prior year period was the result of the $8.3 million SAIF charge.

Interest Income. Interest income increased $10.3 million, or 15.8%, from $65.1 million for the six months ended December 31, 1997 to $75.4 million for the six months ended December 31, 1997. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.0 billion for the six months ended December 31, 1997 from $1.7 billion for the six months ended December 31, 1996. The growth in interest-earning assets was directly attributable to assets acquired from Continental Bank, the Bank's increased purchases of mortgage-backed securities and increased originations of multi-family loans. Interest income from mortgage loans increased $3.9 million, or 14.0%, from $27.8 million for the 1996 period to $31.7 million for the 1997 period due to a $84.7 million, or 12.1%, increase in the average balance of mortgage loans and by a 13 basis point increase in the average yield on mortgage loans from 8.03% for the 1996 period to 8.16% for the 1997 period. The increase in the average balance of mortgage loans is due to the acquisition of mortgage loans from Continental Bank as well as increased originations of multi-family loans. For the six months ended December 31, 1997, interest income from mortgage-backed securities increased $4.5 million, or 15.5%, from $29.0 million for the 1996 period to $33.5 million for the 1997 period, primarily due to an increase of $133.1 million, or 16.1%, in the average balance of mortgage-backed securities and by a 6 basis points increase in the average yield on these securities from 6.98% for the 1996 period to 7.04% for the 1997 period. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of shorter duration private label collateralized mortgage obligations securities and securities acquired from Continental Bank. Mortgage-backed securities generally bear interest rates lower than loans.
Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans.

Interest Expense. Interest expense for the six months ended December 31, 1997, was $42.2 million, an increase of $7.4 million, or 21.3%, from $34.8 million for the six months ended December 31, 1996. The increase in interest expense is related to a $216.7 million, or 13.3%, increase in the average balance of interest-bearing liabilities and by a 30 basis point increase in the cost of interest-bearing liabilities from 4.27% for the 1996 period to 4.57% for the 1997 period. The increase in the average cost of interest-bearing liabilities resulted primarily from a higher interest rate environment during the six months ended December 31, 1997. Interest expense on total deposits increased $4.7 million, or 17.8%, from $26.5 million for the 1996 period to $31.2 million for the 1997 period, primarily as a result of a $151.1 million, or 11.1%, increase in the average balance of deposits and by a 27 basis point increase in the average cost of such deposits from 3.96% for the 1996 period to 4.23% for the 1997 period. Interest expense on borrowed funds increased $2.7 million, or 32.5%, from $8.4 million for the 1996 period to $11.1 million for the 1997 period. Borrowings averaged $377.4 million for the six months ended December 31, 1997, an increase of $81.0 million, or 27.3%, from $296.4 million for the six months ended December 31, 1996. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances have been reinvested by the Bank in mortgage-backed securities and multi-family loans leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income increased to $33.2 million for the six months ended December 31, 1997, an increase of $2.9 million, or 9.5%, from $30.3 million for the six months ended December 31, 1996. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.0 billion for the six months ended December 31, 1997 from $1.7 billion for the six months ended December 31, 1996. The growth in interest-earning assets was from assets acquired from the Continental Bank acquisition and increased purchases of mortgage-backed securities. As a result of a flattening of the yield curve and the increased cost of interest-bearing liabilities, the Bank's net interest spread declined from 3.25% for the six months ended December 31, 1996 to 3.07% for the six months ended December 31, 1997 and its net interest margin declined from 3.50% to 3.36%. The yield on interest-earning assets was 7.64% for the six months ended December 31, 1997 and the cost of interest-bearing liabilities was 4.57% as compared to 7.52% and 4.27%, respectively for the six months ended December 31, 1996.

Provision for Loan Losses. The provision for loan losses totalled $1.2 million for the six months ended December 31, 1997 as compared to $350,000 for the six months ended December 31, 1996. The Company established additional loan loss reserves after analyzing non-performing loans as well as the need to increase general valuation allowances on commercial real estate and multi-family loans. Non-performing loans at December 31, 1997 were comprised of $8.2 million of loans secured by one- to four-family residences, $2.4 million of commercial real estate loans, $807,000 of commercial loans and $350,000 of guaranteed student loans. The Company's allowance for loan losses totalled $8.7 million at December 31, 1997 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 73.96% and 0.88%, respectively. The Company's non-performing assets to total assets ratio was 0.56% at December 31, 1997. Net charge-offs were $434,000 for the six months ended December 31, 1997. Management believes that based upon information currently available, its allowance for loan losses is adequate and sufficient reserves are presently maintained to cover losses on any non-performing loans.

Non-Interest Income. Non-interest income increased $2.2 million, or 131.6%, from $1.7 million for the six months ended December 31, 1996 to $3.9 million for the six months ended December 31, 1997. The increase is mainly the result of a gain from a condemnation award received from an inactive joint venture.

Non-Interest Expense. Non-interest expense totalled $19.0 million for the six months ended December 31, 1997 as compared to $26.0 million for the six months ended December 31, 1996, a decrease of $7.0 million, or 27.1%. Non-interest expense for the six months ended December 31, 1996 reflects a one-time charge of $8.25 million for the Company's share of recapitalizing the Savings Association Insurance Fund ("SAIF"). Excluding the effect of the SAIF charge, non-interest expense for the six months ended December 31, 1996 would have been $17.8 million and non-interest expense would have increased $1.2 million, or 6.7%. This increase is mainly the result of higher compensation expense, goodwill amortization and other occupancy costs associated with the Continental Bank acquisition offset by a decrease in deposit insurance premiums. However, due to the increased asset base the general and administrative expense to average assets ratio improved from 1.73% for the six months ended December 31, 1996 to 1.61% for the six months ended December 31, 1997. For the six months ended December 31, 1997, compensation and benefits expense increased $1.3 million, or 15.9%, to $9.6 million from $8.3 million for the six months ended December 31, 1996. The increase in compensation and benefits expense is due to the addition of banking offices, check cashing and commercial lending personnel from the Continental Bank acquisition, higher benefit expenses and normal salary adjustments. For the six months ended December 31, 1997, ESOP and RRP expenses were $1.8 million, an increase of $625,000, or 54.2%, from $1.2 million recorded in the prior year six month period. Occupancy and equipment expense increased $238,000, or 8.6%, from $2.8 million for the six months ended December 31, 1996 to $3.0 million for the six months ended December 31, 1997 due to costs associated with the operation of two new banking offices and five check cashing facilities. Other operating expenses increased $315,000, or 11.2%, from $2.8 million during the six months ended December 31, 1996 to $3.1 million for the six months ended December 31, 1997 as a result of general expenses related to the addition of two new banking offices and five check cashing facilities.

For the six months ended December 31, 1997, real estate operations, net was $158,000 as compared to $221,000 in the prior year six month period. The decrease is the result of a lower provision for REO losses during the six months ended December 31, 1997. During the six months ended December 31, 1997, the Bank established a provision for REO losses of $80,000 as compared to $150,000 in the prior year six month period.

Income Tax Expense. Income tax expense was $7.4 million for the six months ended December 31, 1997 and $3.2 million for the six months ended December 31, 1996. The effective income tax rates were 43.4% for the 1997 period as compared to 56.4% for 1996 period. As a result of the SAIF charge amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided for represents a higher percentage of pre-tax income thereby increasing the effective tax rate in the prior year period.

Liquidity And Capital Resources

The Company's current primary sources of funds are principal and interest payments and sales of investments securities and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. During the six months ended December 31, 1997, the Bank made a dividend payment of $7.0 million to the Company. The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related business, payments of dividends or repurchase its common stock.

On January 12, 1998, the Board of Directors approved the Company's sixth stock repurchase plan. The Company has been authorized by its Board of Directors to repurchase up to 500,000 of the Company's outstanding shares during the next twelve months which shall commence upon the completion of the remaining 99,000 shares of the Company's fifth stock repurchase program which was announced in April of 1997. As of December 31, 1997, 342,000 common shares have been repurchased at a total cost of $10.1 million under the fifth stock repurchase plan and approximately 99,000 shares remain to be repurchased. For the six months ended December 31, 1997, the Company repurchased 262,000 shares for a total cost of $8.3 million. As of

December 31, 1997, the Company's cumulative total of treasury shares (net of reissues for stock options exercised) was 1,116,793 at an aggregate cost of $19.4 million.

On December 18, 1997, the Board of Directors declared a regular cash dividend of $0.16 per common share for the quarter ending December 31, 1997. The dividend was paid on January 16, 1998 to stockholders of record on January 2, 1998.

The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. This liquidity requirement was 5.0% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending on economic conditions and the savings flows of member institutions. During the quarter ended December 31, 1997, the minimum required liquidity ratio was changed to 4.0%. The Bank's liquidity ratio averaged 5.26% for the six months ended December 31, 1997.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1997, assets qualifying for liquidity, including cash, US government obligations and other eligible securities, totalled $97.3 million.

The Bank's primary sources of funds are principal and interest payments on loans, mortgage-backed securities and investment securities, deposits, advances from the FHLB-NY, borrowings under reverse repurchase agreements and sales of mortgage-backed securities and loans. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During the six months ended December 31, 1997, principal payments on loans and mortgage-backed securities totalled $104.1 million and $109.1 million, respectively, as compared to $73.3 million and $53.3 million, respectively, in the prior year period. In addition, during the six months ended December 31, 1997, the Bank sold $152.4 million of mortgage-backed securities. At December 31, 1997, borrowings from the FHLB-NY and reverse repurchase agreements totalled $395.2 million, an increase of $43.3 million, from $351.9 million at June 30, 1997. Deposits increased $166.9 million to $1.6 billion during the six months ended December 31, 1997.

The primary investment activity of the Bank is the origination of mortgage loans and consumer loans, and the purchase of mortgages and mortgage-backed securities. During the six months ended December 31, 1997, the Bank originated and purchased mortgage loans and consumer loans in the amount of $37.7 million and $23.9 million, respectively. During the six months ended December 31, 1997, the Bank purchased $338.6 million of mortgage-backed securities of which $271.4 million were classified as available-for-sale and $67.2 million were classified as held-to-maturity.

At December 31, 1997, the Bank had outstanding loan commitments of $27.1 million, open home equity lines of credit of $55.4 million and $17.1 million of commercial lines of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997 totalled $693.4 million. Management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 1997, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 5.53%, 5.53% and 14.29%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

Information Services Year 2000 Project

The Company has initiated a project to ensure that its computer systems are addressed for problems associated with the year 2000 date change. Based upon the project's current status, the Company believes that the costs associated with ensuring year 2000 compliance will not materially affect the Company's future operating results or financial condition.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1997 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 1997. There have been no material changes in the Company's market risk at December 31, 1997 compared to June 30, 1997. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At December 31, 1997, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities and wholesale funds from June 30, 1997 to December 31, 1997.

GAP Analysis. The one-year cumulative interest sensitivity gap as a percentage of total assets falls within 7% of the level at June 30, 1997 utilizing the same assumptions as at June 30, 1997.

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

At December 31, 1997, the Bank's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) was a negative gap of $214.2 million , or (9.55)% of total assets at December 31, 1997 as compared to a negative gap of $55.6 million, or (2.82)% of total assets at June 30, 1997 and a negative gap of $18.6 million or (0.99)%, at December 31, 1996. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at December

31, 1997, compared to June 30, 1997, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

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


Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Shareholders on November 19, 1997 (The Annual Meeting).

                  At the Annual Meeting, the shareholders of the Company elected Raymond A. Nielsen, Douglas G. LaPasta and Peter F. Neumann as directors of the Company each to serve for a three year term and in any case, until the election and qualification of their respective successors. In addition, the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for its 1998 fiscal year.

          The number of votes cast at the meeting as to each matter acted upon were as follows:

         (a) Election of Directors:
                                        For            Withheld

             Raymond A. Nielsen      7,823,573          27,228
             Douglas G. LaPasta      7,825,113          25,688
             Peter F. Nuemann        7,824,173          26,628


         (b) The ratification of the appointment of KPMG Peat Marwick LLP, as independent auditors of Reliance Bancorp, Inc. for the fiscal year ending June 30, 1998.

                     For:             7,805,353
                     Against:            35,880
                     Abstained:           9,568

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


                  (b) Reports on Form 8-K

                           1) The Company filed Form 8-K on January 20, 1998, which included a copy of the Company's press release dated January 12, 1998 announcing its sixth stock repurchase program.

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


                             Reliance Bancorp, Inc.
                             ----------------------
                                  (Registrant)







/s/ Raymond A. Nielsen    02/13/98          /s/  Paul D. Hagan        02/13/98
----------------------    --------          ------------------        --------
Raymond A. Nielsen                          Paul D. Hagan
Chief Executive Officer                     Chief Financial Officer