Form 10-Q
period 1998-03-31
RELIANCE BANCORP INC
filed 1998-05-13
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                  For the quarterly period ended March 31, 1998


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [ X ] No [ ]

As of May 8, 1998, there were 9,653,332 shares of common stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements - Unaudited

           Consolidated Statements of Condition at March 31, 1998 and June 30, 1997 (Unaudited)

           Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 1998 and 1997 (Unaudited)

           Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1998 and 1997 (Unaudited)

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

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

           Exhibits

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Condition
                                   (Unaudited)
             (Dollars in thousands, except share and per share data)


                                                                                            March 31,         June 30,
                                                                                              1998              1997
                                                                                              ----              ----
                       Assets
Cash and due from banks.............................................................   $      34,351       $    29,565
Money market investments............................................................          14,000             1,100
Debt and equity securities available-for-sale.......................................          30,522            26,909
Debt and equity securities held-to-maturity (estimated market value of
     $40,588 and  $46,152, respectively.............................................          40,186            46,026
Mortgage-backed securities available-for-sale.......................................         791,491           721,819
Mortgage-backed securities held-to-maturity  (estimated market value of
     $195,298 and  $163,108, respectively...........................................         191,462           159,356
Loans receivable:
     Mortgage loans.................................................................         792,432           775,612
     Commercial loans...............................................................          48,696               --
     Consumer and other loans.......................................................         141,347           138,891
       Less allowance for loan losses...............................................          (8,888)           (5,182)
                                                                                          -----------       -----------
             Loans receivable, net..................................................         973,587           909,321

Accrued interest receivable, net....................................................          13,573            12,040
Office properties and equipment, net................................................          15,463            14,089
Prepaid expenses and other assets...................................................          11,068             7,580
Mortgage servicing rights...........................................................           2,551             3,046
Excess of cost over fair value of net assets acquired...............................          60,077            45,463
Real estate owned, net..............................................................           1,423               450
                                                                                           ---------     -------------
             Total assets...........................................................     $ 2,179,754       $ 1,976,764
                                                                                           =========         =========

                       Liabilities and Stockholders' Equity
Deposits............................................................................     $ 1,592,954       $ 1,436,037
FHLB advances.......................................................................         109,200            40,000
Securities sold under agreements to repurchase......................................         251,110           311,913
Advance payments by borrowers for taxes and insurance...............................          13,946             9,017
Accrued expenses and other liabilities..............................................          18,745            17,127
                                                                                          ----------        ----------
             Total liabilities......................................................       1,985,955         1,814,094
                                                                                           ---------         ---------
Commitments
                       Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued...........................................................              --                --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued; 9,627,726 and 8,776,337
    outstanding, respectively.......................................................             108               108
Additional paid-in capital..........................................................         118,283           105,871
Retained earnings, substantially restricted.........................................          98,569            89,660
Net unrealized appreciation on securities
   available-for-sale, net of taxes.................................................           4,040             1,705
Less:
Unallocated common stock held by ESOP...............................................          (4,761)           (5,382)
Unearned common stock held by RRP...................................................            (909)           (1,567)
Common stock held by SERP, at cost..................................................            (373)             (209)
Treasury stock, at cost (1,123,094 and 1,974,483 shares, respectively)..............         (21,158)          (27,516)
                                                                                            ---------       -----------
     Total stockholders' equity.....................................................         193,799           162,670
                                                                                            --------        ----------
            Total liabilities and stockholders' equity..............................     $ 2,179,754       $ 1,976,764
                                                                                           =========         =========
      See  accompanying  notes to unaudited  consolidated financial statements.







                      RELIANCE BANCORP, INC. and SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                    Three Months Ended          Nine Months Ended
                                                                          March 31,                 March 31,
                                                                    ---------------------     --------------------
                                                                      1998       1997         1998         1997
                                                                      ----       ----         ----         ----

Interest income:
   First mortgage loans.......................................     $ 15,966    $ 14,306       47,693      $ 42,142
   Commercial loans...........................................        1,334          --        2,524            --
   Consumer and other loans...................................        3,017       2,859        9,172         8,575
   Mortgage-backed securities.................................       16,714      15,057       50,189        44,036
   Money market investments...................................           58         127          338           475
   Debt and equity securities.................................        1,357       1,247        3,979         3,516
                                                                  ---------   ---------    ---------     ---------
      Total interest income...................................       38,446      33,596      113,895        98,744
                                                                   --------    --------     --------      --------

Interest expense:
   Deposits...................................................       15,990      13,426       47,153        39,877
   Borrowed funds.............................................        5,434       4,478       16,518        12,841
                                                                  ---------   ---------     --------      --------
      Total interest expense..................................       21,424      17,904       63,671        52,718
                                                                  ---------    --------     --------      --------
      Net interest income before provision for loan losses....       17,022      15,692       50,224        46,026
   Provision for loan losses..................................          300         300        1,500           650
                                                                  ---------    --------     --------     ---------
      Net interest income after provision for loan losses.....       16,722      15,392       48,724        45,376
                                                                   --------     -------     --------      --------

Non-interest income:
   Loan fees and service charges..............................          345         160          718           568
   Other operating income.....................................          948         671        2,474         1,866
   Income from Money Centers..................................          637          --        1,207            --
   Condemnation award on joint venture........................           --          --        1,483            --
   Net (loss) gain on securities..............................           (8)         66           (5)          172
                                                                    --------    -------      --------      -------
      Total non-interest income...............................        1,922         897        5,877         2,606
                                                                    -------    --------      -------       -------

Non-interest expense:
   Compensation and benefits..................................        5,191       4,091       14,764        12,351
   Occupancy and equipment....................................        1,776       1,492        4,785         4,263
   Federal deposit insurance premiums.........................          237         220          690         1,592
   Advertising................................................          208         225          912           842
   Other operating expense....................................        1,675       1,511        4,799         4,320
                                                                    -------     -------      -------       -------
      Total general and administrative expenses...............        9,087       7,539       25,950        23,368
   Real estate operations, net................................           12         114          170           335
   Amortization of excess of cost over fair value
      of net assets acquired..................................        1,141         846        3,077         2,558
   SAIF recapitalization charge...............................           --          --           --         8,250
                                                                    -------     -------      -------       -------
   Total non-interest expense.................................       10,240       8,499       29,197        34,511
                                                                    -------     -------      -------       -------

Income before income taxes....................................        8,404       7,790       25,404        13,471
Income tax expense ...........................................        3,746       3,667       11,118         6,873
                                                                    -------     -------      -------       -------

Net income....................................................      $ 4,658     $ 4,123     $ 14,286       $ 6,598
                                                                      =====       =====       =======        =====

Net income per common share:
                 Basic........................................      $  0.51     $  0.50      $  1.62      $   0.79
                                                                      =====       =====        =====         =====
                 Diluted......................................      $  0.48     $  0.47      $  1.53      $   0.76
                                                                      =====       =====        =====         =====

  See  accompanying  notes to unaudited  consolidated financial statements.







                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                                                                                 Nine Months Ended
                                                                                                    March  31,
                                                                                               -----------------------
                                                                                               1998               1997
                                                                                               ----               ----
Cash flows from operating activities:                                                                (Unaudited)
 Net income.......................................................................          $ 14,286            $ 6,598
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
 Provision for loan losses........................................................             1,500               650
 Provision for losses on real estate owned........................................               110               200
 Amortization of premiums, net....................................................             1,645               903
 Amortization relating to allocation and earned portion of stock plans............             2,695             1,804
 Amortization of excess of cost over fair value of net assets acquired............             3,077             2,558
 Amortization of mortgage servicing rights........................................               495               603
 Acquisition related tax benefits not previously recognized.......................                --               562
 Depreciation and amortization....................................................             1,191             1,045
 Net loss (gain) on securities....................................................                 5              (172)
 Net gain on loans sold.........................................................                  (7)              (26)
 Proceeds from loans sold.........................................................             2,455             6,702
 Net gain on sale of real estate owned............................................              (132)              (49)
 Increase in accrued interest receivable, net.....................................              (452)           (1,100)
 Decrease in prepaid expenses and other assets....................................             1,074             4,499
 (Decrease) Increase in accrued expenses and other liabilities....................            (2,963)            3,758
                                                                                            ---------          -------
     Net cash provided by operating activities....................................            24,979            28,535
                                                                                             -------           -------

Cash flows from investing activities:
 Principal repayments, net of (originated and purchased loans)....................             8,021           (52,939)
 Purchases of mortgage-backed securities available-for-sale.......................          (335,478)         (236,484)
 Proceeds from sales of mortgage-backed securities available-for-sale.............           165,208            59,810
 Purchases of mortgage-backed securities held-to-maturity.........................           (67,242)               --
 Principal repayments from mortgage-backed securities.............................           216,056            87,594
 Purchases of debt securities held-to-maturity....................................                --            (5,007)
 Purchases of debt securities available-for-sale..................................            (9,994)          (15,000)
 Proceeds from call of debt securities............................................            12,505             2,313
 Proceeds from sales of debt securities available-for-sale........................             4,870             5,028
 Proceeds from maturities of debt securities......................................                --             1,350
 Purchases of office properties and equipment.....................................            (1,191)           (1,391)
 Proceeds from sales of real estate owned.........................................             2,448             1,222
 Cash and cash equivalents received from Continental Bank acquisition.............             9,106                --
                                                                                             -------      ------------
     Net cash provided by (used in) investing activities..........................             4,309          (153,504)
                                                                                             -------         ----------

Cash flows from financing activities:
 Increase in deposits.............................................................            20,261            59,447
 Increase in advance payments by borrowers for taxes and insurance................             4,929             4,613
 Proceeds from FHLB advances......................................................            55,200            60,000
 Repayment of FHLB advances.....................................................              (6,825)          (23,000)
 Proceeds from reverse repurchase agreements......................................           758,981           908,471
 Repayment of reverse repurchase agreements.......................................          (830,584)         (870,224)
 Purchases of treasury stock......................................................           (11,883)           (6,282)
 Net proceeds from issuance of common stock upon exercise of stock options........             2,398               562
 Dividends paid...................................................................            (4,079)           (3,257)
                                                                                           ----------         ---------
    Net cash (used in) provided by financing activities...........................           (11,602)          130,330
                                                                                             --------         --------

 Net increase in cash and cash equivalents........................................            17,686             5,361
 Cash and cash equivalents at beginning of period.................................            30,665            32,870
                                                                                             -------           -------
 Cash and cash equivalents at end of period.......................................          $ 48,351          $ 38,231
                                                                                             =======           =======









                      RELIANCE BANCORP, INC. and SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued
                             (Dollars in thousands)

                                                                                                Nine Months Ended
                                                                                                   March  31,
                                                                                               --------------------
                                                                                               1998            1997
                                                                                               ----            ----
                                                                                                    (Unaudited)
Supplemental disclosures of cash flow information

Cash paid during the nine months ended for:

 Interest.........................................................................           $ 63,751          $ 52,887
                                                                                              =======           =======

 Income taxes.....................................................................           $ 11,077         $   4,745
                                                                                              =======          ========

Non-cash investing activities:
 Transfers from loans to real estate owned........................................           $  3,399         $     925
                                                                                              =======          ========



   See  accompanying  notes to unaudited  consolidated financial statements.

                      RELIANCE BANCORP, INC. and SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Reliance Bancorp, Inc. (the "Company"), its direct wholly-owned subsidiary Reliance Federal Savings Bank and its subsidiaries (the "Bank").

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1997 Annual Report on Form 10-K.

2.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ('SFAS") No. 128, "Earnings per Share". SFAS No.128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. This statement simplifies the standard for computing EPS previously found in Accounting Principles Board Opinion No. 15 ("APB No. 15"). It replaces the presentation of primary EPS with a presentation of basic EPS and the presentation of fully diluted EPS with a presentation of diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common stock due to the dilutive effect of stock options is computed using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires the restatement of all prior-period EPS data presented. The Company adopted SFAS No. 128 during the quarter ended December 31, 1997.

3.       ACQUISITION

         On October 17, 1997, Reliance Bancorp, Inc. completed its acquisition of Continental Bank ("Continental") and its merger into the Bank. In accordance with the terms of the merger agreement, the Company issued
         1.10 shares of its common stock for each outstanding common share of Continental for a total of 1,013,909 common shares which were issued from its treasury shares. The total transaction value was approximately $24.0 million. The acquisition of Continental increased the total number of banking offices to 30 and expanded its lending and deposit services to include commercial banking services. In addition, the Company also acquired five money center check cashing operations which result in additional fee income to the Bank. The Company accounted for the transaction using the purchase method of accounting which resulted in excess of cost over the fair value of net assets acquired ("goodwill") of $17.7 million which is being amortized on a straight line basis over 15 years. As of the completion of the acquisition, which was effected by merging the net assets acquired into the Bank, the Bank continued to exceed each of its regulatory capital requirements.

4.       IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the "change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". Companies will be required to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to shareholders. It also requires that a Company report certain information about their products and services, geographic areas in which they operate and their major customers. As the requirements of SFAS No. 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires interim periods to be presented in the second year of application.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" an amendment of FASB Statements No. 87, 88, and 106. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statement No. 87, "Employer's Accounting for Pensions", No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106,
         "Employer's Accounting for Postretirement Benefits Other Than Pensions", were issued. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement also permits reduced disclosures for nonpublic entities.

         This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. SFAS No. 132 is limited to additional disclosures and, accordingly, the adoption of this statement will not have an impact on the Company's financial condition or results of operations.

5.       Subsequent Event

         On April 29, 1998, the Company announced the completion of a $50 million private placement of 8.17% capital securities due May 1, 2028. The securities were issued by the Company's recently formed unit, Reliance Capital Trust I. The securities were sold in an offering under Rule 144A and Regulation D of the Securities Act of 1933. Proceeds of the issue are intended to be invested by Reliance Capital Trust I in junior subordinated debentures issued by the Company. The Capital Securities are guaranteed by the Company. Net proceeds from the sale of the debentures will be used for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 at the direction of the Board of Directors of Reliance Federal Savings Bank and its subsidiaries (the "Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The stock conversion was completed on March 31, 1994 which raised $103.6 million of net proceeds from the sale of 10,750,820 common shares. As of March 31, 1998, the Company had 9,627,726 shares outstanding, all of which were common shares.

The Company is headquartered in Garden City, New York and its primary business currently consists of the operations of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities, corporate debt and equity securities and repurchase agreements. The Company has also expanded its operations with the acquisition of three financial institutions. On January 11, 1996, the Company completed its acquisition of Sunrise Bancorp, Inc. On August 11, 1995, the Company completed the acquisition of Bank of Westbury. As discussed in Note 3, on October 17, 1997 the Company acquired Continental Bank and merged its operations into the Bank.

The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in mortgage, consumer, multi-family, commercial, commercial real estate, construction and guaranteed student loans. In connection with the acquisition of Continental Bank, the Bank now offers both secured and unsecured commercial loans. During periods in which the demand for loans which meet the Bank's underwriting, investment and interest rate risk standards is lower than the amount of funds available for investment, the Bank invests excess funding in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations. The Bank also operates five money center check cashing operations which result in additional fee income to the Bank.

The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income also is affected by its provision for loan losses as well as non-interest income, general and administrative expenses, other non-interest expenses, and income tax expense. General and administrative expenses consists primarily of compensation and benefits, occupancy and equipment, federal deposit insurance premiums, advertising and other general and administrative expenses. Other non-interest expense consists of real estate operations, net, amortization of excess of cost over fair value of net assets acquired and, in fiscal 1997, the SAIF recapitalization charge. The earnings of the Company may also significantly be affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Acquisition

On October 17, 1997, the Company completed its acquisition of Continental and its merger into the Bank. In accordance with the terms of the merger agreement, the Company issued 1.10 shares of its common stock for each outstanding common share of Continental for a total of 1,013,909 common shares which were issued from its treasury shares. The total transaction value was approximately $24.0 million. The acquisition of Continental increased the total number of banking offices to 30 and expanded its lending and deposit services to include commercial banking services. In addition, the Company also acquired five money center check cashing operations which result in additional fee income to the Bank. The Company accounted for the transaction using the purchase method of accounting which resulted in excess of cost over the fair value of net assets acquired ("goodwill") of $17.7 million which is being amortized on a straight line basis over 15 years. As of the completion of the acquisition, which was effected by merging the net assets acquired into the Bank, the Bank continued to exceed each of its regulatory capital requirements.

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

Financial Condition

As of March 31, 1998, total assets were $2.2 billion, deposits were $1.6 billion and total stockholders' equity was $193.8 million. The mortgage-backed securities portfolio increased $101.8 million, or 11.6%, from $881.2 million at June 30, 1997 to $983.0 million at March 31, 1998, with the increase primarily due to securities acquired from Continental and increased purchases of private label collateralized mortgage obligations offset by amortization and prepayments.

Funding for the purchases of mortgage-backed securities was through a combination of new deposit growth, borrowings and cash flows. Deposits increased $156.9 million, or 10.9% during the nine month period ended March 31, 1998 as a result of growth in new certificate of deposit products and deposits acquired from Continental. Borrowings increased from $351.9 million at June 30, 1997 to $360.3 million at March 31, 1998, an increase of $8.4 million, or 2.4%. The Bank had been using borrowings to leverage its capital and fund asset growth.

Treasury stock decreased from $27.5 million at June 30, 1997 to $21.2 million at March 31, 1998 as a result of approximately 1 million shares issued to purchase Continental.

Non-performing assets

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more on which the Bank is accruing interest at the dates indicated and real estate owned. It is the Bank's policy to classify any loans, or any portion thereof, determined to be uncollectible as non-accrual loans. With the exception of guaranteed student loans, the Bank also classifies as non-accrual loans all loans 90 days or more past due. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income.

                                                                                     March 31,        June 30,
                                                                                       1998             1997
                                                                                       ----             ----
                                                                                     (Dollars in thousands)

Non-accrual mortgage loans delinquent more than 90 days....................          $ 10,381         $ 14,262
Non-accrual commercial loans delinquent more than 90 days..................             1,138               --
Non-accrual other loans delinquent more than 90 days.......................               309              188
                                                                                     --------         --------
    Total non-accrual loans................................................            11,828           14,450
Loans 90 days or more delinquent and still accruing........................               475              277
                                                                                     --------         --------
Total non-performing loans.................................................            12,303           14,727
Total foreclosed real estate, net of related allowance for losses..........             1,423              450
                                                                                      -------          -------
Total non-performing assets................................................          $ 13,726         $ 15,177
                                                                                       ======           ======

Non-performing loans to total loans........................................             1.25%            1.61%
Non-performing assets to total assets......................................             0.63%            0.77%
Allowance for loan losses to non-performing loans..........................            72.24%           35.18%
Allowance for loan losses to total loans...................................             0.90%            0.57%

Non-performing loans totalled $12.3 million, or 1.25% of total loans at March 31, 1998, as compared to $14.7 million, or 1.61% of total loans at June 30, 1997. Non-performing loans at March 31, 1998 were comprised of $8.6 million of loans secured by one- to four-family residences, $2.1 million of commercial real estate loans, $1.1 million of commercial loans and $475,000 of guaranteed student loans. As a result of a decrease in non-performing loans and an increased asset base, the non-performing assets to total assets ratio improved to 0.63% at March 31, 1998 from 0.77% at June 30, 1997.

For the nine months ended March 31, 1998, the Company's loan loss provision was $1.5 million as compared to $650,000 in the prior year period. The Company increased its provision for loan losses to continue to increase its loan loss coverage ratios. The Company's allowance for loan losses totalled $8.9 million at March 31, 1998 as compared to $5.2 million at June 30, 1997 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 72.24% and 0.90% and 35.18%
and 0.57%, respectively. The significant increase in the loan loss coverage ratios is the result of $2.7 million of allowances acquired from Continental Bank. For the quarter and nine months ended March 31, 1998, the Company experienced net charge-offs of $104,000 and $538,000, respectively, as compared to $187,000 and $266,000, respectively, in the prior year periods. Management believes the allowance for loan losses at March 31, 1998 is adequate and sufficient reserves are presently maintained to cover losses on non-performing loans.

Impact of Legislation

Recapitalization of SAIF Fund. Legislation was signed into law during the quarter ended December 31, 1996 to mitigate the effect of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation a special assessment was imposed on the amount of deposits held by SAIF-member institutions, including the Bank, as of a specified date, March 31, 1995, to recapitalize the SAIF. The special assessment was paid on November 27, 1996. The amount of the special assessment determined by the FDIC was 65.7 basis points of insured deposits. As a result of enactment of this legislation on September 30, 1996, the Bank recorded a one-time non-recurring charge pre-tax of $8.25 million. As a result of recognition of such charge, the Company recorded a net loss for the quarter ended September 30, 1996 which resulted in a reduction of retained earnings. The payment of the special assessment had the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, the Bank remained in compliance with its regulatory capital requirements. This legislation also spreads the obligation for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits are assessed a FICO payment of 1.3 basis points, while SAIF deposits pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. This legislation specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

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

The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the largest determinants of prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis.

At March 31, 1998, $891.0 million, or 43.7%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $792.4 million, of which $427.8 million, or 54.0%, were adjustable-rate loans and $364.6 million, or 46.0%, were fixed-rate loans. The Bank's commercial loan portfolio totalled $48.7 million, of which $43.0 million, or 88.3%, were adjustable-rate loans and $5.7 million, or 11.7%, were fixed-rate loans. In addition, at March 31, 1998, the Bank's consumer loan portfolio totalled $141.3 million, of which $112.8 million, or 79.8%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $28.5 million, or 20.2%, were fixed-rate home-equity and other consumer loans.

At March 31, 1998, the mortgage-backed securities held-to-maturity portfolio totalled $191.5 million, of which $83.9 million, or 43.8%, of the mortgage-backed portfolio were adjustable-rate securities and $107.6 million, or 56.2%, were fixed-rate securities. The mortgage-backed securities portfolio classified as available-for-sale totalled $791.5 million of which $223.5 million, or 28.2%, were adjustable rate securities and $568.0 million, or 71.8%, were fixed-rate securities.

During the nine months ended March 31, 1998, the Bank purchased approximately $291.8 million of agency and private label collateralized mortgage obligations, $52.3 million of 1 year agency adjustable and $58.6 million of 30 year fixed rate mortgage-backed securities. In addition, during the nine months ended March 31, 1998 the Bank sold approximately $131.0 million of 15 year and 30 year mortgage-backed securities, $17.8 million of agency and private label collateralized mortgage obligations and $16.5 million of adjustable-rate securities. The Bank has continued to reposition its securities portfolio by purchasing agency and private label collateral mortgage obligations in order to increase the incremental yield of the portfolio as well as shorten the duration of the securities portfolio. Management believes that these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment, and interest rate options available. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and 1997.

General. Net income for the three months ended March 31, 1998 was $4.7 million, an increase of $535,000, or 13.0% from $4.1 million in the prior year period. Net income for the quarter ended March 31, 1998 represents an annualized return on average assets and average tangible equity of 0.85% and 14.72%, respectively as compared to 0.87% and 15.18% in the prior year period.

Interest Income. Interest income increased $4.8 million, or 14.4%, from $33.6 million for the three months ended March 31, 1997, to $38.4 million for the three months ended March 31, 1998. The increase resulted from an increase of $269.3 million, or 15.1%, in the average balance of interest-earning assets from $1.8 billion for the 1997 period to $2.1 billion for the 1998 period, offset by a decrease in the average yield of interest-earning assets from 7.51% in the prior year period to 7.47%. The growth in interest-earning assets was directly attributable to assets acquired from Continental Bank and the Bank's increased purchases of mortgage-backed securities and increased originations of multi-family loans. Interest income from mortgage loans increased $1.7 million, or 11.6%, from $14.3 million for the 1997 period to $16.0 million for the 1998 period due to an $87.3 million, or 12.2%, increase in the average balance of mortgage loans, offset slightly by a decrease in the average yield on mortgage loans of 5 basis points from 8.07% for the 1997 period to 8.02% for the 1998 period. For the three months ended March 31, 1998, interest income from mortgage-backed securities increased $1.6 million, or 11.0%, from $15.1 million for the 1997 period to $16.7 million for the 1998 period, primarily due to an increase of $143.0 million, or 16.6%, in the average balance of mortgage-backed securities offset by a decrease in the average yield on these securities of 28 basis points from 6.98% for the 1997 period to 6.70% for the 1998 period. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of private label collateral mortgage obligations and securities acquired from Continental Bank. Mortgage- backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans.

Interest Expense. Interest expense for the three months ended March 31, 1998, was $21.4 million, an increase of $3.5 million, or 19.7%, from $17.9 million for the three months ended March 31, 1997. The increase in interest expense is related to a $230.0 million, or 13.6%, increase in the average balance of interest-bearing liabilities from $1.7 billion for the 1997 period to $1.9 billion for the 1998 period and a 23 basis point increase in the cost of interest-bearing liabilities from 4.24% for the 1997 period to 4.47% for the 1998 period. The increase in the average cost of interest-bearing liabilities resulted primarily from a higher interest rate environment during the quarter ended March 31, 1998. Interest expense on deposits increased $2.6 million, or 19.1%, from $13.4 million for the 1997 period to $16.0 million for the 1998 period, primarily as a result of a $202.5 million, or 14.7%, increase in the average balance of deposits and by a 23 basis point increase in the average cost of such deposits from 3.95% in the 1997 period to 4.18% in the 1998 period. Interest expense on borrowed funds increased $956,000, or 21.3%, from $4.5 million for the 1997 period to $5.4 million for the 1998 period primarily due to a $58.0 million, or 17.7%, increase in the average balance of borrowings from $328.2 million in the 1997 period to $386.2 million for the 1998 period and a 17 basis point increase in the average cost of such borrowings from 5.46% in the 1997 period to 5.63% in the 1998 period. The Bank continues to use borrowings to leverage its capital and fund asset growth. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances, have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital.

Net Interest Income. Net interest income increased to $17.0 million for the quarter ended March 31, 1998, an increase of $1.3 million, or 8.5%, from $15.7 million for the quarter ended March 31, 1997. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.1 billion for the quarter ended March 31, 1998 from $1.8 billion for the quarter ended March 31, 1997. The growth in average interest-earning assets was from increased investments in mortgage-backed securities and from assets acquired from Continental Bank. As a result of a flattening of the yield curve and the increased cost of interest-bearing liabilities, the Bank's net interest spread declined from 3.27% to 3.00% and its net interest margin declined from 3.51% to 3.31%. For the quarter ended March 31, 1998, the yield on interest-earning assets was 7.47% and the cost of interest-bearing liabilities was 4.47% as compared to 7.51% and 4.24%, respectively for the quarter ended March 31, 1997.

Provision for Loan Losses. The provision for loan losses totalled $300,000 for the three months ended March 31, 1998 and 1997. The Company maintained the same provision from the prior year after analyzing the loan loss reserve balance, non-performing loans and net charge-offs. Net charge-offs were $104,000 for the quarter ended March 31, 1998 as compared to $187,000 in the prior year period. Management believes that based upon information currently available that its allowance for loan losses is adequate to cover future loan losses. However, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income increased $1.0 million, or 114.3% from $897,000 in the prior year quarter to $1.9 million in the quarter ended March 31, 1998. The increase is mainly the result of additional fee income from the acquisition of Continental Bank's check cashing operations and service charges on newly acquired deposit accounts.

Non-Interest Expense. Non-interest expense totalled $10.2 million for the quarter ended March 31, 1998, a $1.7 million, or 20.5%, increase from $8.5 million recorded in the prior year quarter. The increase is mainly the result of higher compensation expense, goodwill amortization and other expenses associated with the Continental Bank acquisition. For the quarter ended March 31, 1998, compensation and benefits expense increased to $5.2 million, an increase of $1.1 million, or 26.9%, from $4.1 million for the quarter ended March 31, 1997. The increase is due to the addition of banking offices, check cashing and commercial lending personnel from the Continental Bank acquisition, higher benefit expenses and normal salary adjustments. For the quarter ended March 31, 1998, ESOP and RRP expenses were $918,000, an increase of $266,000, or 40.8%, from $652,000 recorded in the prior year quarter. Occupancy and equipment expense increased $284,000, or 19.0%, from $1.5 million recorded for the quarter ended March 31, 1997 to $1.8 million for the quarter ended March 31, 1998 due to the addition of two banking offices and five check cashing facilities.

Income Tax Expense. Income tax expense was $3.7 million for the quarters ended March 31, 1998 and 1997 representing effective income tax rates of 44.6% and 47.1%, respectively. The Bank's effective income tax rate is primarily affected by the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided, as well as associated tax benefits related to a subsidiary of the Bank.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 1998 and
1997.

General. The Company reported net income of $14.3 million for the nine months ended March 31, 1998 as compared to $6.6 million for the nine months ended March 31, 1997. The lower net income in the prior year period was primarily the result of the $8.3 million SAIF charge.

Interest Income. Interest income increased $15.2 million, or 15.3%, from $98.7 million for the nine months ended March 31, 1997 to $113.9 million for the nine months ended March 31, 1998. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.0 billion for the nine months ended March 31, 1998 from $1.8 billion for the nine months ended March 31, 1997. The growth in interest-earning assets was directly attributable to assets acquired from Continental Bank, the Bank's increased purchases of mortgage-backed securities and increased originations of multi-family loans. Interest income from mortgage loans increased $5.6 million, or 13.2%, from $42.1 million for the 1997 period to $47.7 million for the 1998 period due to an $85.6 million, or 12.2%, increase in the average balance of mortgage loans and a 7 basis point increase in the average yield on mortgage loans from 8.04% for the 1997 period to 8.11% for the 1998 period. The increase in the average balance of mortgage loans is due to the acquisition of mortgage loans from Continental Bank as well as increased originations of multi-family loans. For the nine months ended March 31, 1998, interest income from mortgage-backed securities increased $6.2 million, or 14.0%, from $44.0 million for the 1997 period to $50.2 million for the 1998 period, primarily due to an increase of $136.4 million, or 16.3%, in the average balance of mortgage-backed securities offset slightly by a decrease in the average yield on these securities of 6 basis points from 6.98% for the 1997 period to 6.92% for the 1998 period. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of shorter duration private label collateralized mortgage obligations securities and securities acquired from Continental Bank. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans.

Interest Expense. Interest expense for the nine months ended March 31, 1998, was $63.7 million, an increase of $11.0 million, or 20.8%, from $52.7 million for the nine months ended March 31, 1997. The increase in interest expense is related to a $221.1 million, or 13.5%, increase in the average balance of interest-bearing liabilities and by a 27 basis point increase in the cost of interest-bearing liabilities from 4.26% for the 1997 period to 4.53% for the 1998 period. The increase in the average cost of interest-bearing liabilities resulted primarily from a higher interest rate environment during the nine months ended March 31, 1998. Interest expense on total deposits increased $7.3 million, or 18.3%, from $39.9 million for the 1997 period to $47.2 million for the 1998 period, primarily as a result of a $168.2 million, or 12.3%, increase in the average balance of deposits and by a 25 basis point increase in the average cost of such deposits from 3.96% for the 1997 period to 4.21% for the 1998 period. Interest expense on borrowed funds increased $3.7 million, or 28.6%, from $12.8 million for the 1997 period to $16.5 million for the 1998 period. Borrowings averaged $380.3 million for the nine months ended March 31, 1998, an increase of $73.3 million, or 23.9%, from $307.0 million for the nine months ended March 31, 1997. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances have been reinvested by the Bank in mortgage-backed securities and multi-family loans leveraging the Bank's capital.

Net Interest Income. Net interest income increased to $50.2 million for the nine months ended March 31, 1998, an increase of $4.2 million, or 9.1%, from $46.0 million for the nine months ended March 31, 1997. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.0 billion for the nine months ended March 31, 1998 from $1.8 billion for the nine months ended March 31, 1997. The growth in interest-earning assets was from assets acquired from the Continental Bank acquisition and increased purchases of mortgage-backed securities. As a result of a flattening of the yield curve and the increased cost of interest-bearing liabilities, the Bank's net interest spread declined from 3.25% for the nine months ended March 31, 1997 to 3.05% for the nine months ended March 31, 1998. The yield on interest-earning assets was 7.58% for the nine months ended March 31, 1998 and the cost of interest-bearing liabilities was 4.53% as compared to 7.51% and 4.26%, respectively for the nine months ended March 31, 1997.

Provision for Loan Losses. The provision for loan losses totalled $1.5 million for the nine months ended March 31, 1998 as compared to $650,000 for the nine months ended March 31, 1997. The Company established additional loan loss reserves after analyzing non-performing loans and net charge-offs as well as the need to increase general valuation allowances on commercial, commercial real estate and multi-family loans. Non-performing loans at March 31, 1998 were comprised of $8.6 million of loans secured by one- to four-family residences, $2.1 million of commercial real estate loans, $1.1 million of commercial loans and $475,000 of guaranteed student loans. Net charge-offs were $538,000 for the nine months ended March 31, 1998 as compared to $266,000 in the prior year period. Management believes that based upon information currently available, its allowance for loan losses is adequate and sufficient reserves are presently maintained to cover losses on any non-performing loans.

Non-Interest Income. Non-interest income increased $3.3 million, or 125.5%, from $2.6 million for the nine months ended March 31, 1997 to $5.9 million for the nine months ended March 31, 1998 due to a gain from a condemnation award received from an inactive joint venture, additional fee income generated from the check cashing operations acquired from Continental Bank and increased deposit fee income.

Non-Interest Expense. Non-interest expense totalled $29.2 million for the nine months ended March 31, 1998 as compared to $34.5 million for the nine months ended March 31, 1997, a decrease of $5.3 million, or 15.4%. Non-interest expense for the nine months ended March 31, 1997 reflects a one-time charge of $8.25 million for the Company's share of recapitalizing the SAIF. Excluding the effect of the SAIF charge, non-interest expense for the nine months ended March 31, 1997 would have been $26.3 million and non-interest expense would have increased $2.9 million, or 11.2%. This increase is mainly the result of higher compensation expense, goodwill amortization and other occupancy costs associated with the Continental Bank acquisition offset by a decrease in deposit insurance premiums. For the nine months ended March 31, 1998, compensation and benefits expense increased $2.4 million, or 19.5%, to $14.8 million from $12.4 million for the nine months ended March 31, 1997. The increase in compensation and benefits expense is due to the addition of banking offices, check cashing and commercial lending personnel from the Continental Bank acquisition, higher benefit expenses and normal salary adjustments. For the nine months ended March 31, 1998, ESOP and RRP expenses were $2.7 million, an increase of $891,000, or 49.3%, from $1.8 million recorded in the prior year nine month period. Occupancy and equipment expense increased $522,000, or 12.2%, from $4.3 million for the nine months ended March 31, 1997 to $4.8 million for the nine months ended March 31, 1998 due to costs associated with the operation of two new banking offices and five check cashing facilities. Other operating expenses increased $479,000, or 11.1%, from $4.3 million during the nine months ended March 31, 1997 to $4.8 million for the nine months ended March 31, 1998 as a result of general expenses related to the addition of two new banking offices and five check cashing facilities.

For the nine months ended March 31, 1998, real estate operations, net was $170,000 as compared to $335,000 in the prior year nine month period. The decrease is the result of a lower provision for REO losses during the nine months ended March 31, 1998. During the nine months ended March 31, 1998, the Bank established a provision for REO losses of $110,000 as compared to $200,000 in the prior year nine month period.

Income Tax Expense. Income tax expense was $11.1 million for the nine months ended March 31, 1998 and $6.9 million for the nine months ended March 31, 1997. The effective income tax rates were 43.8% for the 1998 period as compared to 51.0% for 1997 period. As a result of the SAIF charge, the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided for represents a higher percentage of pre-tax income thereby increasing the effective tax rate in the prior year period.

Liquidity and Capital Resources

The Company's current primary sources of funds are principal and interest payments and sales of investments securities and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. During the nine months ended March 31, 1998, the Bank made a dividend payment of $7.0 million to the Company. The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related business, payments of dividends or repurchase its common stock.

On February 19, 1998, the Company announced the completion of its fifth stock repurchase program. It repurchased 440,973 shares at an aggregate cost of approximately $13.4 million. On January 12, 1998, the Board of Directors approved the Company's sixth stock repurchase plan. The Company has been authorized by its Board of Directors to repurchase up to 500,000 of the Company's outstanding shares during the next twelve months. As of March 31, 1998, 10,000 common shares have been repurchased under the sixth stock repurchase plan. For the nine months ended March 31, 1998, the Company repurchased 370,973 shares for a total cost of $11.9 million. As of March 31, 1998, the Company's cumulative total of treasury shares (net of reissues for stock options exercised) was 1,123,094 at an aggregate cost of $21.2 million.

On March 18, 1998, the Board of Directors declared a regular cash dividend of $0.18 per common share for the quarter ending March 31, 1998, an increase of $0.02 or 12.5% from the regular cash dividend paid for the second quarter of fiscal year 1998. The dividend is payable on April 17, 1998 to stockholders of record on April 3, 1998.

On April 29, 1998, the Company announced the completion of a $50 million private placement of 8.17% capital securities due May 1, 2028. The securities were issued by the Company's recently formed unit, Reliance Capital Trust I. The securities were sold in an offering under Rule 144A and Regulation D of the Securities Act of 1933. Proceeds of the issue are intended to be invested by Reliance Capital Trust I in junior subordinated debentures issued by the Company. The Capital Securities are guaranteed by the Company. Net proceeds from the sale of the debentures will be used for general corporate purposes

The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. This liquidity requirement was 5.0% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending on economic conditions and the savings flows of member institutions. During the quarter ended December 31, 1997, the minimum required liquidity ratio was changed to 4.0%. The Bank's liquidity ratio averaged 6.95% for the nine months ended March 31, 1998.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1998, assets qualifying for liquidity, including cash, US government obligations and other eligible securities, totalled $294.8 million.

The Bank's primary sources of funds are principal and interest payments on loans, mortgage-backed securities and investment securities, deposits, advances from the FHLB-NY, borrowings under reverse repurchase agreements and sales of mortgage-backed securities and loans. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During the nine months ended March 31, 1998, principal payments on loans and mortgage-backed securities totalled $146.7 million and $216.1 million, respectively, as compared to $101.9 million and $87.6 million, respectively, in the prior year period. In addition, during the nine months ended March 31, 1998, the Bank sold $152.4 million of mortgage-backed securities. At March 31, 1998, borrowings from the FHLB-NY and reverse repurchase agreements totalled $360.3 million, an increase of $8.4 million, from $351.9 million at June 30, 1997. Deposits increased $156.9 million to $1.6 billion during the nine months ended March 31, 1998.

The primary investment activity of the Bank is the origination of mortgage loans and consumer loans, and the purchase of mortgages and mortgage-backed securities. During the nine months ended March 31, 1998, the Bank originated and purchased mortgage loans and consumer loans in the amount of $63.2 million and $36.2 million, respectively. During the nine months ended March 31, 1998, the Bank purchased $402.7 million of mortgage-backed securities of which $335.5 million were classified as available-for-sale and $67.2 million were classified as held-to-maturity.

At March 31, 1998, the Bank had outstanding loan commitments of $24.9 million, open home equity lines of credit of $55.0 million and $21.6 million of commercial lines of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1998 totalled $710.1 million. Management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 1998, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 6.00%, 6.00% and 15.32%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

The Year 2000 Issue

The Year 2000 Issue centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Issue due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Issue could result in a significant adverse impact on the Company's products, services and competitive condition.

The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have an impact on the operations of the Company. At this time, management does not believe that the impact and any resulting costs will be material.

Monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The company does not believe that such costs will have a material effect on results of operations. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings as incurred. Such costs have not been material to date.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1997 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 1997. There have been no material changes in the Company's market risk at March 31, 1998 compared to June 30, 1997. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At March 31, 1998, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities and wholesale funds from June 30, 1997 to March 31, 1998.

GAP Analysis. The one-year cumulative interest sensitivity gap as a percentage of total assets falls within 6% of the level at June 30, 1997 utilizing the same assumptions as at June 30, 1997.

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

At March 31, 1998, the Bank's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) was a negative gap of $189.2 million , or (8.67)% of total assets at March 31, 1998 as compared to a negative gap of $55.6 million, or (2.82)% of total assets at June 30, 1997 and a negative gap of $7.3 million or (0.38)%, at March 31, 1997. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at March 31, 1998, compared to June 30, 1997, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

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

                  (b) Reports on Form 8-K

                           1) The Company filed Form 8-K on April 16, 1998, announcing the Company's third quarter fiscal year 1998 earnings result.

                           2) The Company filed Form 8-K on March 18, 1998, announcing an increase in the third quarter cash dividend for fiscal year 1998 to $0.18 per common share.

                           3) The Company  filed Form 8-K on  February  19, 1998
                           announcing   the   completion   of  its  fifth  stock
                           repurchase program.

                           4) The Company filed Form 8-K on January 20, 1998, which included a copy of the Company's press release dated January 12, 1998 announcing its sixth stock repurchase program.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Reliance Bancorp, Inc.
                                                   (Registrant)






/s/ Raymond A. Nielsen    05/13/98         /s/ Paul D. Hagan          05/13/98
-----------------------   --------         ------------------------   --------
    Raymond A. Nielsen                         Paul D. Hagan
    Chief Executive Officer                    Chief Financial Officer