Form 10-K
period 1998-06-30
RELIANCE BANCORP INC
filed 1998-09-28
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

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

                                      [ X ]

As of September 15, 1998 the aggregate market value of the shares of common stock of the registrant outstanding was $240,542,578 excluding the 498,237 shares held by all directors and officers of the registrant. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on September 15, 1998, which was $27.75 as reported in the Wall Street Journal on September 16, 1998. The number of shares of the registrant's common stock outstanding as of September 15, 1998 was 9,166,438 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the  definitive   Proxy   Statement  for  the  Annual  Meeting  of
Stockholders to be held on November 10, 1998 and the Annual Report to Stockholders for fiscal year 1998 are incorporated herein by reference - Parts II and III.


                                                  FORM 10-K CROSS REFERENCE INDEX

                                                                                                                    Page


PART I   ..............................................................................................................3
         Item 1.    Business...........................................................................................3
                    General............................................................................................3
                    Completion of Acquisition of Continental Bank......................................................3
                    Market Area and Competition........................................................................4
                    Lending Activities.................................................................................5
                    Delinquent Loans and Foreclosed Assets.............................................................9
                    Allowances for Losses on Loans, Investments in Real Estate and Real Estate Owned..................10
                    Investment Activities.............................................................................11
                           General  ..................................................................................11
                           Debt and Equity Securities.................................................................12
                           Mortgage-Backed Securities.................................................................12
                    Sources of Funds..................................................................................13
                    Subsidiary Activities.............................................................................14
                    Personnel.........................................................................................15
         FEDERAL, STATE AND LOCAL TAXATION............................................................................15
                    Federal Taxation..................................................................................15
                    State And Local Taxation..........................................................................16
         REGULATION AND SUPERVISION...................................................................................17
                    General...........................................................................................17
                    Federal Savings Institution Regulation............................................................18
                    Federal Home Loan Bank System.....................................................................23
                    Federal Reserve System............................................................................24
                    Holding Company Regulation........................................................................24
                    Federal Securities Laws...........................................................................25
         Item 2.    Properties........................................................................................37
         Item 3.    Legal Proceedings.................................................................................39
         Item 4.    Submission of Matters to a Vote of Security Holders...............................................39

PART II  .............................................................................................................40
         Item 5.    Market for the Company's Common Equity and Related Stockholder Matters............................40
         Item 6.    Selected Financial Data...........................................................................40
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............40
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........................................40
         Item 8.    Financial Statements and Supplementary Data.......................................................40
         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............40

PART III .............................................................................................................41
         Item 10.   Directors and Executive Officers of the Company...................................................41
         Item 11.   Executive Compensation............................................................................41
         Item 12.   Security Ownership of Certain Beneficial Owners and Management ...................................41
         Item 13.   Certain Relationships and Related Transactions....................................................41

PART IV  .............................................................................................................41
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................41
                    1.     Financial Statements.......................................................................41
                    2.     Financial Statement Schedules..............................................................41

Signatures............................................................................................................43


                                                                 2

                                     PART I
Item 1. Business

         Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 at the direction of the Board of Directors of Reliance Federal Savings Bank (the "Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The stock conversion was completed on March 31, 1994.

         In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities, corporate debt and equity securities and repurchase agreements. In addition, the Company completed its acquisitions of Bank of Westbury, a Federal Savings Bank, in August 1995, Sunrise Bancorp Inc., in January 1996 and Continental Bank ("Continental"), a commercial bank, in October 1997.

General

         The primary business of the Company is the operations of its wholly-owned subsidiary, the Bank. The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in mortgage, multi-family, commercial, consumer (primarily home equity lines of credit, home equity loans, auto and guaranteed student loans), commercial real estate and construction loans. In the past, the Bank has also invested in loans secured by cooperative units ("co-op loans") but in recent years has discontinued its origination activities in this area. In addition, during periods in which the demand for loans which meet the Bank's underwriting, investment and interest rate risk standards is lower than the amount of funds available for investment, the Bank invests excess funding in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations. The Bank's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed and investment securities, FHLB-NY advances and reverse repurchase agreements. The Bank also operates five Money Center check cashing operations which generate additional fee income for the Bank.

         The information presented in the consolidated financial statements and in the Form 10-K reflect the financial condition and results of operations of the Company, as consolidated with the Bank, its wholly-owned subsidiary. At June 30, 1998, the Company had total assets of $2.5 billion.

Completion of Acquisition of Continental Bank

On October 17, 1997, the Company completed the acquisition of Continental, a commercial bank with two full service banking offices located in Nassau and Suffolk counties in Long Island, New York, a commercial lending facility and five Money Center check cashing facilities in Manhattan. In accordance with the terms of the merger, Reliance issued 1.10 shares of its common stock for each outstanding common share of Continental. The cost of the acquisition was approximately $24.4 million. The Company accounted for the transaction using the purchase method of accounting, which resulted in excess of cost over the fair value of net assets acquired ("goodwill") of $17.7 million, which is being amortized on a straight line basis over 15 years. As of the completion of the acquisition, which was effected by merging the net assets acquired into the Bank, the Bank continued to exceed each of its regulatory capital requirements.

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

The greater New York metropolitan area has historically benefitted from having a large number of corporate headquarters and a diversity of financial service industries. The New York State counties of Nassau and Suffolk have also continued to benefit from a large and well-developed suburban market, well educated employment base and a diversity of industrial, service and high technology businesses. After a prolonged period of decline, which was marked by layoffs in the financial services and defense industries and corporate relocations and downsizings, the economy in the greater New York metropolitan area performed well during fiscal 1998. Durable goods, retail trade and the service sector are driving economic growth in the suburbs, while financial services and securities industries are responsible for growth in New York City. In addition, the pool of skilled labor, access to international markets and the growing media industry in the area have kept the region one of the most attractive in the country. The healthy economy has also benefitted the greater New York metropolitan area office market where the overall and class A office vacancy rates have significantly declined. This decline in the vacancy rate kept asking rents for all types of space on the upswing. The improved economic environment is also evident in the Long Island, New York area, which is experiencing a rebound in its residential, commercial and industrial real estate markets not seen in a number of years. The residential real estate market in the greater New York metropolitan area was also favorably impacted during fiscal year 1998 by increased demand for housing during the period of low unemployment and generally low stable interest rates.

During fiscal year 1998, much of the stimulation in the greater New York metropolitan area commercial real estate market was from purchases made by real estate investment trusts ("REITs"). Recently, investor confidence in REITs has eroded which may curtail purchases and adversely affect values of commercial real estate.

The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, savings and loan associations and mortgage banking companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, as well as from other financial institutions such as brokerage firms and insurance companies. Competition may also increase as a result of the lifting of federal restrictions on the interstate banking operations for financial institutions and the entrance of non-depository financial institutions into the industry through the formation and acquisition of thrift institutions.

Lending Activities

         Portfolio Composition. The Bank offers a variety of loans to serve the credit needs of its communities. The Bank's loan portfolio is comprised primarily of first mortgage loans, most of which are underwritten to meet Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") standards and guidelines and are secured by one- to four-family residences, including co-op loans and, to a lesser extent, by multi-family residences and commercial real estate. The Bank also emphasizes the origination of consumer loans in the form of its home equity lines of credit and home equity loans. The remainder of the Bank's loan portfolio, at June 30, 1998, consisted of a variety of commercial, consumer and other loans, primarily secured and unsecured commercial, guaranteed student loans, auto and loans on deposit accounts.

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

         At June 30, 1998, $500.3 million, or 51.1% of the Bank's total loan portfolio consisted of one- to four-family residential and co-op loans loans, of which $205.2 million, or 41.0%, were ARM loans. The Bank currently offers one-year ARM loans with terms of up to 30 years and loans with terms of up to 30 years which are fixed for three, five, seven and ten years and convert into one-year ARM loans at the end of the initial fixed period. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. These ARM loans may be originated on a point or no-point basis (i.e., with or without a loan origination fee based on a percentage of the loan amount). The maximum loan amount for ARM loans offered by the Bank is currently $750,000 and the maximum loan-to-value ratio is 80.0% of the property's appraised value or sales price, whichever is lower, or over 80% if private mortgage insurance is obtained. Presently, the Bank's interest rates on ARM loans fluctuate based upon a spread above the weekly average yield of United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board and are generally subject to limitations on interest rate increases and decreases and specified lifetime caps. The Bank's ARM loans typically carry an initial interest rate below the fully-indexed rate for the loan. However, to recognize the credit risks associated with ARM loans offered at initial discounts below market interest rates, the Bank generally underwrites its one-year ARM loans assuming a rate equal to 200 basis points over the initial discount rate. For ARM loans with longer adjustment periods, and therefore, less risk due to the longer period for the borrower's's income to adjust to anticipated higher future payments, the Bank underwrites the loans using the initial rate, which may be discounted. The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. During the past several years, demand for ARM loans has been weak due to a low interest rate environment and consumer preference for fixed rate loans. Accordingly, although the Bank will continue to offer ARM loans, there can be no assurance that the Bank will be able to originate a sufficient volume of ARM loans in the future to increase or maintain the proportion that these loans currently bear to total loans.

         The Bank currently offers fixed rate mortgage loans with terms of 10 to 30 years, secured by one- to four-family residences and condominiums. The Bank also offers these loans on a point or no-point basis with the respective interest rates determined in accordance with prevailing market and competitive factors. Fixed rate mortgage loans with terms exceeding 15 years are currently originated by the Bank for sale in the secondary market to the FHLMC, FNMA and other investors. The maximum loan amount for fixed rate loans offered by the Bank is currently $750,000. For fixed rate loans to be retained for the Bank's portfolio, the Bank's underwriting standards establish an 80.0% maximum loan-to-value ratio or over 80% if private mortgage insurance is obtained. Fixed rate loans which meet the eligibility requirements for sale to FHLMC or FNMA will be considered for amounts up to 95.0% of the appraised value or sales price, whichever is lower. Loan applications which meet the eligibility requirements of the State of New York Mortgage Agency ("SONYMA") Low Interest Rate Program will be considered for amounts up to 100.0% of the appraised value or sales price, whichever is lower. At June 30, 1998, $295.1 million, or 59.0%, of the Bank's one- to four-family residential mortgage loan portfolio consisted of fixed rate loans.

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

         For fiscal 1998, originations of multi-family loans totalled $60.7 million as compared to $115.9 million in fiscal 1997 and $63.8 million in fiscal 1996. The Bank increased its emphasis on originations of 5 year ARM loans with terms of up to 15 years and amortizations up to 30 years. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. These ARM loans are originated on a point basis and no-point basis. Presently, the Bank's interest rates on 5 year ARM loans fluctuate based upon a spread above the weekly average yield of United States Treasury securities, adjusted to a constant maturity of 5 years which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index for 5 years") as published weekly by the Federal Reserve Board.

         During fiscal 1998, the Bank originated commercial real estate loans totalling $1.1 million as compared to $650,000 for fiscal 1997 and $522,000 for fiscal 1996. Due to market conditions and the Bank's determination to originate such loans on a selective basis, the Bank's commercial real estate originations in recent periods have been relatively low in comparison to its other lending activities.

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

          At June 30, 1998, the Bank's multi-family loans, consisting of 221 loans, totalled $243.1 million, or 24.8% of the Bank's total loan portfolio. Commercial property loans, consisting of 208 loans, totalled $43.6 million, or 4.5% of the Bank's total loan portfolio. At June 30, 1998, all multi-family loans were current and performing in accordance with their terms. At June 30, 1998, the Bank had seven commercial real estate loans totalling $2.1 million which were not performing in accordance with their loan terms and are on non-accrual status.

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

         Construction Lending. The Bank currently offers construction loans secured by one- to four-family, multi-family and commercial real estate properties on a selective basis. The Bank's construction loan originations in recent periods have primarily been made to finance the construction of one- to four-family residential properties. As of June 30, 1998, construction loans totalled $4.9 million or 0.50% of total loans. In addition, as of June 30, 1998, the Bank has outstanding commitments to fund construction loans in the amount of $12.7 million, of which $4.9 million has been disbursed.

         Commercial Lending. A key management objective is to maintain the quality of the commercial loan portfolio, substantially all of which was acquired in the Continental Bank acquisition. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. At June 30, 1998, the Bank's commercial loans, consisting of 462 loans, totalled $49.9 million, or 5.1% of the Bank's total loan portfolio. Loans in this category are typically made to small and medium sized businesses and range between $25,000 and $5 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property.

         Consumer and Other Lending. The Bank currently offers three general types of consumer loans consisting of: (1) home equity lines of credit, (2) home equity loans and (3) guaranteed student loans. The Bank offers adjustable rate home equity lines of credit secured by one- to four-family owner-occupied properties (including condominiums) which serve as the primary residence of the borrower. Co-op units do not qualify as security for such loans. The Bank's home equity line of credit loans include a standard home equity line of credit, which may be secured only by a first or second mortgage on the underlying property, and a mini-home equity line of credit, which may be secured by any recorded mortgage on the underlying property. Both are open end lines of credit available only to borrowers within the Bank's lending community. The maximum line of credit is presently $250,000 for the standard home equity line of credit and $50,000 for the mini-home equity line of credit. The maximum total debt permitted to encumber a property varies based upon the loan-to-value ratio. When the loan balance plus any prior liens is: (1) $400,000 or less, the maximum loan-to-value ratio is 80%, (2) greater than $400,000 but $500,000 or less, the maximum loan-to-value ratio is 70%, (3) greater than $500,000 but $650,000 or less, the maximum loan-to-value ratio is 65%, and (4) greater than $650,000 but $750,000 or less, the maximum loan-to-value ratio is 60%. For the standard home equity line of credit, borrowers may draw on their line for a period of 10 years and may pay interest only on a monthly basis. At the end of the 10 year period, borrowers must repay principal and interest at a 20-year amortization rate. For the mini-home equity line of credit, borrowers may draw on their line for a period of 5 years and may pay interest only on a monthly basis. Borrowers must then repay principal and interest at a 10-year amortization rate. Advances under each line of credit are accessed by the borrower drawing a personal check on his or her individual account set up specifically for the program. The account is separate and distinct from any other checking account held by the borrower.

         The Bank also offers fixed rate home equity loans with terms ranging from one to 15 years. Such loans are secured by one- to four-family owner-occupied real property (including condominiums) which is the primary residence of the borrower. The loan is available only to borrowers within the Bank's lending community and co-op units do not qualify as security for such loans. The maximum loan amount is $50,000 and the maximum loan-to-value ratio is 80%.

         The Bank's guaranteed student loans are made only under the Guaranteed Student Loan Program administered by the New York State Higher Education Services Corporation ("NYSHESC"). The Bank does not fix the amount, maturity, or interest rate for its Education Loans; however, such terms meet the maximums authorized by NYSHESC and therefore are guaranteed by NYSHESC. The Bank will not approve an Education Loan application for any course of study offered by any school with a default ratio above 15.0% on the most recent Cohort Default Rate Listing published by the United States Department of Education. Increased competition for guaranteed student loans in general has resulted in reduced origination activity by the Bank for such loans. At June 30, 1998, the Bank's guaranteed student loans totalled $15.3 million, or 1.6% of total loans.

         Additionally, the Bank offers loans fully secured by its deposit accounts which, at June 30, 1998, totalled $5.4 million, or 0.55% of total loans. The Bank offered other consumer loans in the form of home improvement, auto, overdraft checking and boat loans; however, the Bank currently offers only auto and overdraft checking loans. At June 30, 1998, such loans totalled $3.6 million or 0.36% of total loans.

         Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to the Bank's Mortgage Loan, Commercial Loan and Consumer Loan Committees. For all mortgage loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required and is currently performed by Board approved independent fee appraisers. The Bank requires title insurance on all mortgage loans, except for certain consumer loans secured by real estate. Borrowers must also obtain hazard insurance and may be required to obtain flood insurance prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and private mortgage insurance premiums, if required.

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

         As part of the Bank's collection procedures applicable to commercial loans, telephone contact is initiated and continued until the delinquency is cured. If payment remains uncollected, a demand for satisfaction is sent by the 45th day. If contact is made with the borrower at any time prior to 90 days delinquent, the Bank attempts to obtain full payment or work out a repayment schedule with the borrower to avoid legal action. All loans more than 90 days delinquent are sent to an attorney for collection.

         Non-Accrual Loans. The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more on which the Bank is accruing interest at the dates indicated. It is the Bank's policy to classify any loans, or any portion thereof, that have been determined to be uncollectible, in whole or in part, as non-accrual loans. With the exception of guaranteed student loans, the Bank also classifies as non-accrual loans all loans 90 days or more past due. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. During the fiscal years ended June 30, 1998, 1997, and 1996, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totalled $799,000, $573,000, and $554,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.



                                                                                At June 30,
                                                       -----------------------------------------------------------
                                                        1998          1997         1996        1995          1994
                                                       ------         ------      ------      ------        ------
                                                                         (Dollars in thousands)
Non-accrual mortgage loans delinquent
 more than 90 days.............................     $  8,218       $ 14,262     $ 12,277      $ 3,210       $ 2,666

Non-accrual commercial  loans delinquent
 more than 90 days.............................          567             --           --           --            --

Non-accrual other loans delinquent
    more than 90 days..........................          316            188          352           --            88
                                                     -------       --------     --------     --------       -------
Total non-accrual loans........................        9,101         14,450       12,629        3,210         2,754

Loans 90 days or more delinquent
   and still accruing..........................          201            277          350          461           843
                                                      ------        -------      -------       ------        ------
Total non-performing loans.....................        9,302         14,727       12,979        3,671         3,597
                                                       -----         ------       ------        -----         -----

Total foreclosed real estate, net of
    related allowance for losses...............          755            450        1,564        1,558         2,911
                                                     -------        -------       ------       ------        ------

Total non-performing assets....................     $ 10,057       $ 15,177     $ 14,543      $ 5,229       $ 6,508
                                                      ======         ======       ======        =====         =====

Non-performing loans to total loans............        0.95%          1.61%        1.58%        1.10%         1.08%
Non-performing assets to total assets..........        0.40%          0.77%        0.82%        0.56%         0.78%

         At June 30, 1998, the Bank had two loans outstanding totalling $1.0 million secured by a funeral home in Westbury, NY. The loans were originated in August 1995 in the form of a $580,000 first mortgage on the property and $500,000 second mortgage building loan. As of June 30, 1998, the borrower has $465,000 outstanding on the building loan. An appraisal dated July 1, 1998, valued the property at $1.4 million. As of June 30, 1998, the borrower is more than 90 days delinquent on the first and second mortgage loans. Because of cash flow problems of the borrower and the inability of the borrower to restructure the loan, the Bank commenced foreclosure proceedings. Subsequently, the borrower declared bankruptcy and a trustee was appointed by the bankruptcy court and is presently operating the property.

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

         As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of the institutions by the OTS and the FDIC. While the Bank believes it has established an adequate allowance for loan losses, there can be no assurance that regulators, where reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

Investment Activities

General

     As part of the present investment policy, the Bank deploys a large portion of its investable funds into mortgage-backed securities, and to a lesser extent, U.S. Government and agency obligations, and state and municipal debt securities. The Company deploys a large portion of its investable funds into corporate debt and equity securities. The investment policy of the Bank, which is approved by the Board of Directors and implemented by the Bank's Investment Committee as authorized by the Board, is designed primarily to generate a favorable return for the Bank without compromising the Bank's business objectives or incurring undue interest rate or credit risk, and to provide and maintain liquidity for the Bank.

     The Investment Committee, which is comprised of the Bank's President and Chief Executive Officer, Executive Vice President - Treasurer, Senior Vice President-Chief Financial Officer, and Vice President - Investment Officer, meets as needed but not less than on a monthly basis to monitor the Company's investment transactions, to establish future investment strategies and to set future spending parameters. The Board of Directors reviews the Bank's investment policy on a quarterly basis and the Company's investment activity on a monthly basis. In establishing its investment strategies, the Committee considers the Bank's business and growth plans, its interest rate sensitivity "gap" position, the local and national economic environment, the types of securities to be held and other factors.

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

Debt and Equity Securities

         At June 30, 1998, the Bank's debt and equity securities portfolio classified held-to-maturity totalled $40.2 million. The debt and equity securities held-to-maturity portfolio consisted of $22.5 million in U.S. Government agency obligations, $390,000 in municipal obligations and $17.3 million of FHLB stock. At June 30, 1998, the Bank's debt and equity securities portfolio classified as available-for-sale totalled $110.5 million. The Bank's debt and equity securities available-for-sale portfolio consisted of $81.2 million in corporate debt securities and $29.3 million in U.S. Government agency obligations. The Bank's current investment policy does not permit the Bank to invest in non-investment grade bonds or high-risk mortgage derivatives.

         At June 30, 1998, the Company's debt and equity securities available-for-sale portfolio totalled $24.4 million and consisted of $22.0 million of corporate debt securities and $2.4 million of equity securities. At June 30, 1998, the Company had money market investments which consisted of $9.5 million in repurchase agreements.

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

         REMICs and CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of loans or pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows are divided into "tranches" or classes of individual securities, thereby creating more predictable average lives for each security than the underlying collateral. Accordingly, under this security structure, loan principal and interest payments are allocated to a mortgage-related securities class or classes structured to have priority until it has been paid off. It is the policy of the Bank to limit its privately issued REMICs and CMOs to non-high risk securities rated "AAA". As of June 30, 1998, the Bank's portfolio of REMICs totalled $614.1 million of which $181.3 million were agency issued and $432.8 million were private issued.

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

         At June 30, 1998, mortgage-backed securities totalled $1.2 billion, or 47.9% of total assets, of which $249.3 million were classified as held-to-maturity and $940.3 million were classified as available-
for-sale. The Bank increased its purchases of mortgage-backed securities available-for-sale as part of its leveraging strategy in order to improve its return on equity. At June 30, 1998, the mortgage-backed securities portfolio classified as available-for-sale had an unrealized gain of $7.1 million. The market value of all mortgage-backed securities totalled approximately $1.2 billion at June 30, 1998.

          As of June 30, 1998, $262.8 million, or 22.1%, of the Bank's mortgage-backed securities portfolio carried adjustable rates repricing annually. The adjustable rate portfolio had a weighted average interest rate yield of 7.25% at June 30, 1998.

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

         When management determines the levels of the Bank's deposit rates, consideration is given to local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. The Bank has maintained a high level of passbook, demand deposit and NOW accounts ("core deposits"), which has contributed to its low cost-of-funds. Passbook, demand deposits and NOW accounts represented 36.9% of total deposits at June 30, 1998 as compared to 37.4% of total deposits at June 30, 1997.

         Borrowings. The Bank has utilized borrowed funds to grow, leveraging the Bank's capital and improving the return on equity. Borrowed funds, principally from the FHLB-NY and reverse repurchase agreements are utilized as a source of funding in order to take advantage of favorable rates of interest in comparison to its other sources of funds. The Bank's FHLB-NY advances are generally secured by a blanket lien against the Bank's mortgage portfolio, mortgage-backed and investment securities portfolios and the Bank's investment in the stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. At June 30, 1998, total advances from the FHLB-NY were $182.1 million. The Bank has also entered into reverse repurchase agreements with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold with agreements to repurchase. At June 30, 1998, borrowings under reverse repurchase agreements totalled $398.1 million.

The Company has utilized borrowed funds to obtain capital to improve Bank capital ratios and fund asset growth. On April 29, 1998, Reliance Capital Trust I, a trust formed under the laws of the State of Delaware (the " Capital Trust"), issued $50 million of 8.17% capital securities. The Holding Company is the owner of all the beneficial interests represented by common securities of the Trust. The Trust exists for the sole purpose of issuing the Trust securities (comprised of the capital securities and the common securities) and investing the proceeds thereof in the 8.17% junior subordinated deferrable interest debentures issued by the Holding Company on April 23, 1998 which are scheduled to mature on May 1, 2028. Interest on the capital securities is payable in semiannual installments, commencing on November 1, 1998. The Trust securities are subject to mandatory redemption (i) in whole, but not in part upon repayment in full, at the stated maturity of the junior subordinated debentures at a redemption price equal to the principal amount of, plus accrued interest on, the junior subordinated debentures,(ii) in whole, but not in part, at any time prior to May 1, 2008, contemporaneously with the occurrence and continuation of a special event, defined as a tax event or regulatory capital event, at a special event redemption price equal to the greater of 100% of the principal amount of the junior subordinated debentures or the sum of the present values of the principal amount and premium payable with respect to an optional redemption of the junior subordinated debentures on the initial optional repayment date to and including the initial optional prepayment date, discounted to the prepayment date plus accrued and unpaid interest thereon, and (iii) in whole or in part, on or after May 1, 2008, contemporaneously with the optional prepayment by the Corporation of the junior subordinated debentures at a redemption price equal to the optional prepayment price. Subject to prior required regulatory approval, the junior subordinated debentures are redeemable during the 12-month periods beginning on or after May 1, 2008 at 104.085% of the principal amounts outstanding, declining ratably each year thereafter to 100%, plus accrued and unpaid interest thereon to the date of redemption. Deferred issuance costs in the amount of $1.0 million, are being amortized over ten years and are included in Prepaid Expenses and Other Assets in the Company's Consolidated Statement of Condition as of June 30, 1998.

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

         RFS Insurance Agency Inc. RFS Insurance was organized by the Bank on April 15, 1983 and currently offers the sale of non-deposit investment products (annuities and mutual funds) to Bank customers and recognizes fee income from such sales.

         Reliance Preferred Funding Corp. Reliance Preferred Funding Corp. (the "Subsidiary") was organized by the Bank on April 4, 1997 for the purpose of engaging in a real estate investment trust ("REIT"). The purpose of the subsidiary is to enhance and strengthen the Bank's capital position. The Subsidiary is poised to raise capital expeditiously in the event that the Bank should need such capital (e.g., for a significant strategic transaction or combination). In addition to such possible increased capital resulting from any future public offering that the Subsidiary or the Bank may conduct, the
Subsidiary promotes greater retained earnings for the Bank and thereby strengthens the Bank's capital position from an operational standpoint as well. This is so for two reasons: (1) after transferring a portion of the Bank's loan portfolio to the Subsidiary, the Bank may be better able to isolate and effectively manage such assets in preparation of going to the capital markets and (2) the Bank expects to receive favorable tax benefits from the Subsidiary's continuing operations as a REIT.

Personnel

         As of June 30, 1998, the Bank had 353 full-time employees and 182 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           FEDERAL, STATE AND LOCAL TAXATION

Federal Taxation

         General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to Federal income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Company and the Bank have not been audited by the Internal Revenue Service during the last five years.

         Tax Bad Debt Reserves. Prior to the enactment of the Small Business Job Protection Act of 1996 (the "1996 Act"), on August 20, 1996, for federal income tax purposes, thrift institutions such as the Bank, were permitted under Section 593 of the Code ("IRC 593"), to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at taxable income. Similar deductions for additions to the Bank's bad debt reserves were permitted under the New York State Franchise Tax and the New York City Financial Corporation Tax. Under the 1996 Act, the Bank, as a "large bank" (one with assets having an adjusted base of more than $500 million), is unable to make additions to its tax bad debt reserves, is permitted to deduct bad debts only as they occur and is required to recapture the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's loan portfolio decreased since December 31, 1987). However, under the 1996 Act, such recapture requirements were suspended for each of the two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

         Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits will not constitute nondividend distributions and, therefore, will not be included in the Bank's income. The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate.

     Corporate Alternative Minimum Tax. In addition to the regular income tax, corporations (including savings and loan associations) generally are subject to an alternative minimum tax ("AMT") in an amount equal to 20% of alternative minimum taxable income ("AMTI") to the extent the AMT exceeds the corporation's regular tax. AMTI is regular taxable income as modified by certain adjustments and increased by certain tax preference items. AMTI includes an amount equal to three-quarters of the excess of adjusted current earnings over such specially computed AMTI. 90% of AMTI can be offset by net operating loss carryovers. The AMT is available as a credit against future regular income tax. The Company does not expect to be subject to the AMT.

         Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

State And Local Taxation

         New York State Taxation. The Bank is subject to New York State Franchise Tax on net income or one of several alternative bases, whichever results in the highest tax. The Company and Bank will file a combined tax return in the same manner as other corporations with some exceptions, including the Bank's reserve for bad debts as discussed below. New York State passed legislation that incorporated the former provisions of IRC 593 into New York State tax law. The impact of this legislation enabled the Bank to defer the recapture of the New York State tax bad debt reserves that would have otherwise occurred as a result of the federal amendment to IRC 593. The legislation also enabled the Bank to continue to utilize the reserve method for computing its bad debt deduction. The following discussion of the reserve for bad debts is intended only as a summary and does not purport to be a comprehensive description of the New York State tax rules applicable to the Bank or the Company.

         Bad Debt Deduction. Federally chartered savings banks, such as the Bank, which meet certain definition tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Bank will be a qualifying thrift only if, among other requirements, at least 60% of its assets are assets described in Section 1453(h)(1) of the New York State Tax Law (the "60% Test"). The Bank presently satisfies the 60% Test. Although there can be no assurance that the Bank will satisfy the 60% Test in the future, management believes that this level of qualifying assets can be maintained by the Bank. The Bank's deduction for additions to its bad debt reserve with respect to qualifying loans may be computed using the experience method or a percentage equal to 32% of the Bank's taxable income, computed with certain modifications, without regard to the Bank's actual loss experience, and reduced by the amount of any addition permitted to the reserve for non-qualifying loans ("NYS Percentage of Taxable Income Method"). The Bank's deduction with respect to non-qualifying loans must be computed under the experience method which is based on the qualifying thrift's actual loss experience. Under the experience method, the amount of a reasonable addition, in general, equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (i) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (ii) the balance of the bad debt reserve at the close of the base year (assuming that the loans outstanding have not declined since then). The "base year" for these purposes is the last taxable year beginning before the NYS percentage of income bad debt deduction was taken. Any deduction for the addition to the reserve for non-qualifying loans reduces the taxable addition to the reserve for qualifying real property loans calculated under the NYS Percentage of Taxable Income Method. Each year the Bank reviews the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve. The amount of the addition to the reserve for losses on qualifying real property loans under the NYS Percentage of Taxable Income Method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Also, if the qualifying thrift uses the NYS Percentage of Taxable Income Method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which
(i) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeded
(ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year.

         New York City Taxation. The Bank is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. In this connection, legislation was enacted regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above. A significant portion of the Bank's entire net income for New York City purposes is allocated outside the jurisdiction which has the effect of significantly reducing the New York City taxable income of the Bank.

         Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                         REGULATION AND SUPERVISION
General

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"), and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

         The description of statutory provisions and regulations applicable to savings institutions set forth in this document do not purport to be a complete description of such statutes and regulations and their effects on the Bank.

Federal Savings Institution Regulation

         Business Activities. The activities of federal savings institutions are governed by HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations issued to implement those statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authorities for federal associations, e.g., commercial, nonresidential real property and consumer loans, are limited to a specified percentage of the institution's capital assets.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Unless an exception applies, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion, but does not include real estate. At June 30, 1998, there were two borrowers each with aggregate loans totalling $12.0 million. These loans represented the largest aggregate amount of loans to one borrower and were below the Bank's loans to one borrower limit of $23.1 million at such date. At June 30, 1998, both of these borrowers were current.

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings bank is required to either maintain at least 65.0% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20.0% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly basis in 9 out of every 12 months.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1998, the Bank maintained 89.2% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At June 30, 1998, the Bank was a Tier 1 Bank.

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity for the year ended June 30, 1998 was 8.0% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended June 30, 1998, totalled $329,000.

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

         Transactions with Related Parties. The Bank's authority to engage in certain transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of "covered transactions" (including extension of credit to, purchases of assets from or the issuance of a guarantee, acceptance or letter of credit on behalf of affiliate) with any individual affiliate to 10.0% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20.0% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, (including loan, asset sales or purchases, and any servicing, leases or other agreements) must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4
(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS (and other federal banking agencies) has revised the risk-based capital standards to ensure that such standards take account of interest rate risk. The OTS regulations set forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk-based capital regulations. A savings institutions with "above normal" interest rate risk exposure must deduct from total capital a portion of its capital to cover such interest rate risk for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the bank's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. For the present time, the OTS has deferred implementation of a capital deduction based on the interest-rate risk component. If the Bank had been subject to an interest-rate risk component as of June 30, 1998, the Bank would not have been subject to any deduction from capital as a result of its interest rate risk position.

         At June 30, 1998, the Bank met each of its capital requirements. The following table sets forth in terms of dollars and percentages the OTS tangible, leverage and risk-based capital requirements, and the Bank's historical amounts and percentages at June 30, 1998.


                                    At June 30, 1998
                ----------------------------------------------------------
                  Capital           Actual                Excess
                Requirement   %     Capital       %      Capital        %
                -----------   -     -------       -      -------        -

Tangible.........  $35,825   1.5    145,337      6.1     $109,512      4.6

Leverage.........  $71,650   3.0    145,337      6.1      $73,687      3.1

Risk-based.......  $80,724   8.0    154,245     15.3      $73,521      7.3

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

         Insurance on Deposit Accounts. The FDIC has established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the average assessment rate paid by institutions insured under the SAIF was increased. Under the risk- based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial conditions and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. As a result of the recapitalization of the SAIF in 1996 after the enactment of the Deposit Funds Insurance Act of 1996, the FDIC reduced the assessment rates for deposit insurance for SAIF-assessable deposits for fiscal 1998 to a range of 0 to 27 basis points. The assessment rate for the Company's SAIF-assessable deposits for fiscal 1998 was 0 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation (the "FICO" bonds) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Company's total expense in fiscal 1998 for the assessment for deposit insurance and the FICO payments was $921,000, which was a substantial reduction from the total amount of $1.8 million paid in fiscal 1997.

         Thrift Rechartering Legislation. The Funds Act provides that the Bank Insurance Fund (the "BIF") and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also required that the Department of Treasury submit a report to Congress that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House of Representatives would not affect the federal thrift charter, but would subject unitary savings and loan holding companies to the same activities restrictions applicable to multiple savings and loan holding companies existing on or applied for by March 31, 1998 would be grandfathered. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1998, of $17.3 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1998, 1997 and 1996, dividends from the FHLB to the Bank amounted to $1.2 million, $820,000 and $725,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

 Federal Reserve System

         The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $47.8 million or less (subject to adjustment by the FRB) the reserve requirement is 3.0%; and for accounts greater than $47.8 million, the reserve requirement is $1.48 million plus 10.0% (subject to adjustment by the FRB between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         As a unitary savings and loan holding company (i.e., one that controls only one thrift subsidiary), the Company generally will not be restricted under existing banking laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "Federal Savings Institution Regulation - QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain other activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5.0% of the stock of a company engaged in impermissible activities.

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

         The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock issued in the Conversion or pursuant to the Company's employee stock benefit plans does not cover the resale of such shares. Shares purchased or acquired by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1.0% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Shares acquired from the Company that are deemed to be restricted under the definition of that term in Rule 144, must be held for a period of at least one year before they may be publicly resold. A provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

STATISTICAL DATA

The detailed statistical data that follows is being presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission. This data should be read in conjunction with the financial statements and related notes and the discussion included in the Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference to the 1998 Annual Report to Stockholders included as Exhibit 13.0 to this Form 10-K.

          I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.


         A, B. Page 12 of the Company's 1998 Annual Report presents the distribution of assets, liabilities and stockholders' equity and interest differential, under the caption "Analysis of Net Interest Income" and is incorporated herein by reference.

         C.  Interest Differential
         Page 13 of the  Company's  1998 Annual  Report  presents  the  interest
         differential   under  the  caption   "Rate/Volume   Analysis"   and  is
         incorporated herein by reference.

A.  Mortgage and Other Loan Activities

The following table sets forth the Bank's loan originations, loan purchases, sales, and principal repayments for the periods indicated:


                                                                         Year ended June 30,
                                                              -----------------------------------------
                                                                1998            1997              1996
                                                              --------        --------           -------
                                                                          (In thousands)
Mortgage loans (gross):
  At beginning of period..................................    $776,402         $690,983          $224,841
  Mortgage loans originated:
    One- to four-family...................................      38,783           39,370            38,557
    Multi-family..........................................      60,715          115,887            63,840
    Construction..........................................       4,491            6,417             4,159
    Commercial real estate................................       1,066              650               522
                                                               -------        ---------         ---------
      Total mortgage loans originated ....................     105,055          162,324           107,078
  Mortgage loans purchased (1)............................      32,656           16,956           426,328
                                                               -------          -------           -------
      Total mortgage loans originated
        and purchased ....................................     137,711          179,280           533,406
  Transfer of mortgage loans
    to real estate owned..................................      (3,491)            (820)           (1,450)
  Principal repayments....................................    (110,300)         (85,766)          (59,984)
  Sales of loans..........................................      (8,429)          (7,275)           (5,830)
                                                              ---------         --------         ---------
       At end of period...................................    $791,893         $776,402          $690,983
                                                               =======          =======           =======

Commercial loans (gross):
    At beginning of period................................  $       --     $         --     $          --
    Asset based loans originated..........................     106,660               --                --
    Other commercial  loans originated....................      18,744               --                --
    Commercial  loans purchased (1).......................      55,842               --                --
    Principal repayments..................................    (131,359)              --                --
                                                              ---------      ----------        ----------
          At end of period................................     $49,887      $        --      $         --
                                                                ======        =========        ==========

 Other loans (gross):
    At beginning of period................................    $138,115          $130,410         $108,653
    Other loans originated................................      46,726            47,718           35,816
    Other loans purchased (1).............................         706                --           23,489
    Principal repayments..................................     (48,335)         (40,013)          (37,548)
                                                               --------         --------         ---------
          At end of period................................    $137,212          $138,115         $130,410
                                                               =======           =======          =======


  (1) For fiscal year 1998, mortgage loans, commercial loans and consumer loans include $26.1 million, $55.8 million and $706,000, respectively, of loans acquired from the Continental acquisition.





B.  Loan Maturity and Repricing

The following table shows the maturity or period to repricing of the Bank's loan portfolio at June 30, 1998.  Loans that have adjustable rates are shown as being due in the period  during which the  interest  rates are next subject to change.
The table does not include  prepayments  or  scheduled  principal  amortization.
Prepayments  and  scheduled  principal  amortization  on loans  totalled  $290.0 million,  $125.8  million and $97.5 million,  respectively,  for the years ended
June 30, 1998, 1997 and 1996.

                                                                  At June 30, 1998
                                   --------------------------------------------------------------------------
                                                     Mortgage Loans                           Commercial
                                   ----------------------------------------------------   ------------------
                                                                        Comm-
                                                                       ercial                         Other
                                     One- to        Co-      Multi-    Real     Const-    Asset      Comm-
                                   four-family   operative   family    Estate   ruction    Based      ercial
                                   -----------   ---------   ------    ------   -------    -----      ------
 Amounts due:                                                       (In thousands)
  Within one year.................   $154,360     $6,818      $ 473    $19,914  $4,879   $ 21,339   $22,655
  After one year:
     One to three years...........     17,013        108     56,568     11,278      --         --      1,938
     Three to five years..........     25,600         --     93,837      1,966      --         --      1,597
     Five to ten years............    124,960        118     75,122      9,183      --         --      2,083
     Ten to twenty years..........    135,080        202      8,400      1,283      --         --        275
     Over twenty years............     35,791        270      8,670         --      --         --         --
                                      -------      -----     ------    -------  ------    -------    -------
  Total due after one year........    338,444        698    242,597     23,710      --         --      5,893
                                      -------      -----    -------     ------  ------    -------      -----
  Total amounts due...............    492,804      7,516    243,070     43,624   4,879     21,339     28,548
                                      =======      =====    =======     ======   =====     ======     ======


                                                   At June 30, 1998
                                     -------------------------------------------
                                       Consumer and Other Loans
                                     ------------------------------
                                       Home
                                      Equity       Home
                                     Lines of     Equity      Other     Total
                                     Credit       Loans       Loans   Receivable
                                     ------       -----       -----   ----------
                                                  (In thousands)
Amounts due:
   Within one year.................   $93,862        $231    $16,863   $341,394
   After one year:
      One to three years...........        --       1,665      4,681     93,251
      Three to five years..........        --       5,756      2,390    131,146
      Five to ten years............        --       8,359        332    220,157
      Ten to twenty years..........        --       3,039         34    148,313
      Over twenty years............        --          --         --     44,731
                                      -------     -------    -------     ------
   Total due after one year........        --      18,819      7,437    637,598
                                      -------      ------      -----    -------
   Total amounts due...............    93,862      19,050     24,300    978,992
                                       ======      ======     ======    =======
 Discounts, premiums and
        deferred loan fees, net....                                        (254)
 Allowance for loan losses.........                                      (8,941)
                                                                        -------
      Loans receivable, net........                                    $969,797
                                                                        =======

The following table sets forth, at June 30, 1998, the dollar amount of all fixed rate loans  contractually  due after June 30, 1999,  and  adjustable  rate loans repricing after June 30, 1999.
                                            Due After June 30, 1999
                                      ------------------------------------
                                      Fixed       Adjustable       Total
                                      -----       ----------       -----
Mortgage loans:                                 (In thousands)
   One- to four-family............  $293,834       $44,610        $338,444
   Co-operative...................       594           104             698
   Multi-family...................    50,676       191,921         242,597
   Commercial real estate.........    14,622         9,088          23,710
   Commercial loans...............     5,893            --           5,893
   Consumer and other loans.......    26,256            --          26,256
                                      ------            --          ------
Total loans.......................  $391,875      $245,723        $637,598
                                     =======       =======         =======





C.  Summary of Allowance for Losses

         The following table sets forth the Bank's  allowances for loan and real estate owned losses at the dates indicated.
                                                                          Year Ended June 30,
                                                         ---------------------------------------------------------
                                                          1998        1997        1996         1995          1994
                                                         ------      ------      ------       ------        ------
                                                                           (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period...................       $5,182      $4,495       $1,729       $1,417        $1,344
Charge-offs:
   One- to four-family...........................        (696)        (184)         (67)         (54)         (241)
   Co-op.........................................          --           --          (76)         (28)          (74)
   Commercial real estate........................          --         (107)          --           --           --
   Commercial....................................         (19)          --           --           --           --
   Consumer and other loans......................         (58)         (15)        (122)         (31)          (79)
                                                        ------     --------      -------     --------      --------
      Total charge-offs..........................        (773)        (306)        (265)        (113)         (394)

Recoveries:
   Mortgage loans................................          101          12           35           17            14
   Commercial....................................           21          --           --           --           --
   Consumer and other loans......................           15          31           54            8            60
                                                        ------     -------      -------     --------      --------
      Total recoveries...........................          137          43           89           25            74
Allowances of acquired institutions..............        2,745          --        2,217           --            --
Provision for loan losses........................        1,650         950          725          400           393
                                                         -----     -------       ------      -------       -------

Balance at end of the period.....................       $8,941      $5,182       $4,495       $1,729        $1,417
                                                         =====       =====        =====        =====         =====

Ratio of net charge-offs during the period
   to average loans outstanding  during
   the period....................................        0.07%        0.03%        0.03%        0.03%         0.09%

Ratio of allowance for loan losses to total
   loans at the end of the period................        0.91%        0.57%        0.55%        0.52%         0.43%

Ratio of allowance for loan losses to non-
   performing loans at the end of the period.....       96.12%       35.18%       34.63%       47.10%        39.38%


Allowance for losses on real estate owned:
Balance at beginning of period...................        $334         $768         $589         $632        $2,288
Charge-offs......................................        (304)        (634)        (384)        (103)       (2,740)
Recoveries.......................................         --            --           --           --            11
Allowances of acquired institutions..............         --            --          188           --            --
Provision for losses.............................          93          200          375           60         1,073
                                                         ----         ----         ----         ----         -----
Balance at the end of the period.................        $123         $334         $768         $589          $632
                                                         ====          ===          ===          ===           ===



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

                                                                      At June 30,
                                    -------------------------------------------------------------------------------
                                            1998                        1997                       1996
                                    -----------------------     -----------------------    ------------------------
                                              % of Loans in               % of Loans in               % of Loans in
                                                Category to                 Category to                Category to
                                     Amount     Total Loans      Amount     Total Loans     Amount     Total Loans
                                     ------     -----------      ------     -----------     ------     -----------
                                                                (Dollars in thousands)
One- to-four-family(1).............  $3,457       51.10%         $3,327        61.37%       $3,336        70.46%
Commercial real estate.............     340        4.46             308         2.56           158         3.30
Multi-family.......................     851       24.83             666        20.81           278         9.69
Construction.......................      29        0.50              89         0.16            47         0.67
Commercial loans...................   3,390        5.10              --           --            --           --
Consumer and other loans...........     874      14.01              792        15.10           676        15.88
                                     ------      ------          ------      -------         -----       ------
     Total allowances..............  $8,941      100.00%         $5,182       100.00%       $4,495       100.00%
                                      =====      ======           =====       ======         =====       ======

                                                       At June 30,
                                      -------------------------------------------------
                                               1995                      1994
                                      ---------------------     -----------------------
                                              % of Loans in               % of Loans in
                                               Category to                 Category to
                                     Amount    Total Loans        Amount   Total Loans
                                     ------    -----------        ------   -----------
                                                     (Dollars in thousands)
One- to-four-family(1).............  $1,249       60.84%         $1,073        65.73%
Commercial real estate.............      --        0.68              --         0.75
Multi-family.......................      74        5.64              --         2.71
Construction.......................      --        0.22              --         0.60
Commercial loans...................      --          --              --           --
Consumer and other loans...........     406       32.62             344        30.21
                                      -----     -------           -----       ------
     Total allowances..............  $1,729      100.00%         $1,417       100.00%
                                      =====      ======           =====       ======

(1)   Includes allocations for co-op loans.





D.  Composition of Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                         June 30,
                                             -------------------------------------------------------------------
                                                     1998                  1997                     1996
                                             -------------------    --------------------    --------------------
                                                         Percent                 Percent                 Percent
                                                           of                      of                      of
                                              Amount     Total        Amount      Total        Amount     Total
                                              ------     -----        ------      -----        ------     -----
Mortgage loans:                                                     (Dollars in thousands)
One- to four-family.......................    $492,804    50.33%      $552,577    60.42%      $569,031    69.28%
Co-op.....................................       7,516     0.77          8,647     0.95          9,687     1.18
Multi-family..............................     243,070    24.83        190,293    20.81         79,571     9.69
Commercial real estate....................      43,624     4.46         23,445     2.56         27,134     3.30
Construction..............................       4,879     0.50          1,440     0.16          5,560     0.67
                                              --------    -----       --------    -----       --------    -----
    Total mortgage loans..................     791,893    80.89        776,402    84.90        690,983    84.12
                                               -------    -----        -------    -----        -------    -----
Commercial loans:
Asset based loans.........................      21,339     2.18             --       --              --      --
Other commercial loans....................      28,548     2.92             --       --              --      --
                                                ------    -----       --------     ----        --------    ----
    Total commercial loans................      49,887     5.10             --       --              --      --
                                                ------    -----       --------     ----        --------    ----
Consumer and other loans:
Home equity lines of credit...............      93,862     9.59         91,782    10.04         81,205     9.89
Guaranteed student loans..................      15,262     1.56         17,006     1.86         18,754     2.28
Home equity loans.........................      19,050     1.95         19,505     2.13         16,747     2.04
Loans on deposit accounts.................       5,416     0.55          5,514     0.60          5,782     0.70
Other loans...............................       3,622     0.36          4,308     0.47          7,922     0.97
                                              --------    -----        -------    -----       --------    -----
    Total  consumer and other loans.......     137,212    14.01        138,115    15.10        130,410    15.88
                                               -------    -----        -------    -----        -------    -----
Total loans...............................     978,992   100.0%        914,517   100.0%        821,393   100.00%
                                                         =====                   =====                   ======
Discounts, premiums and
 deferred loan fees, net..................        (254)                    (14)                    848
Allowance for loan losses.................      (8,941)                 (5,182)                 (4,495)
                                               --------               ---------               ---------
Total loans, net..........................    $969,797                $909,321                $817,746
                                               =======                 =======                 =======

                                                                June 30,
                                                --------------------------------------------
                                                       1995                     1994
                                                -------------------       ------------------
                                                            Percent                   Percent
                                                              of                       of
                                                 Amount     Total        Amount       Total
                                                 ------     -----        ------       -----
Mortgage loans:                                             (Dollars in thousands)
One- to four-family.......................      $194,290     58.26%     $ 208,550      62.85%
Co-op.....................................         8,774      2.63          9,567       2.88
Multi-family..............................        18,774      5.63          8,991       2.71
Commercial real estate....................         2,258      0.68          2,504       0.75
Construction..............................           745      0.22          2,003       0.60
                                                 -------     -----        -------      -----
    Total mortgage loans..................       224,841     67.42        231,615      69.79
                                                 -------     -----        -------      -----
Commercial loans:
Asset based loans.........................            --        --             --         --
Other commercial loans....................            --        --             --         --
                                                 -------     -----         ------       ----
    Total commercial loans................            --        --             --         --
                                                 -------     -----         ------       ----
Consumer and other loans:
Home equity lines of credit...............        70,954      21.28        61,338      18.48
Guaranteed student loans..................        20,529       6.16        22,924       6.91
Home equity loans.........................        15,774       4.73        14,334       4.32
Loans on deposit accounts.................           980       0.29           982       0.30
Other loans...............................           416       0.12           672       0.20
                                                --------      -----     ---------      -----
    Total  consumer and other loans.......       108,653      32.58       100,250      30.21
                                                 -------      -----       -------      -----
Total loans...............................       333,494     100.00%      331,865     100.00%
                                                             ======                    ======
Discounts, premiums and
 deferred loan fees, net..................           315                      272
Allowance for loan losses.................        (1,729)                  (1,417)
                                                 --------                ---------
Total loans, net..........................      $332,080                 $330,720
                                                 =======                  =======


E.  Money Market, Debt and Equity and Mortgage-Backed Securities Composition Table.

The following table sets forth certain information regarding the carrying and market values of the Company's money market investments and its portfolios of debt and equity and mortgage-backed securities at the dates indicated:

                                                                                    At June 30,
                                                      ------------------------------------------------------------------------
                                                              1998                     1997                      1996
                                                      -------------------     ----------------------     ---------------------
                                                      Amortized    Market     Amortized       Market     Amortized      Market
                                                        Cost       Value        Cost          Value         Cost         Value
                                                        ----       -----        ----          -----         ----         -----
                                                      (In thousands)
Money Market  Investments
Federal funds sold and
   repurchase agreements..........................    $9,500       $9,500       $1,100        $1,100      $10,450      $10,450
                                                       =====        =====        =====         =====       ======       ======

Debt and Equity Securities
Held-to-Maturity:
  United States Agency Obligations................   $22,493      $22,786      $29,952       $30,042      $34,950      $34,612
  Obligation of New York State....................       390          417          391           427          391          435
  FHLB stock......................................    17,306       17,306       15,683        15,683       12,989       12,989
                                                     -------      -------      -------       -------       ------       ------
     Total debt and equity securities
        held-to-maturity..........................   $40,189      $40,509      $46,026       $46,152      $48,330      $48,036
                                                      ======       ======       ======        ======       ======       ======
Available-for-Sale:
   United States Agency Obligations...............   $29,031      $29,290      $22,036       $22,080      $10,319      $10,227
   Corporate Obligations..........................   103,070      103,167          --            --           --            --
   United States Treasury Bills...................       --           --         4,785         4,812          --            --
   United States Treasury Notes...................       --           --            --            --        2,992        2,983
   Marketable equity securities...................     2,419        2,450            8            17           42           61
                                                    --------      -------    ---------      --------     --------     --------
     Total debt and equity securities
        available-for-sale........................  $134,520     $134,907      $26,829       $26,909      $13,353      $13,271
                                                     =======      =======       ======        ======       ======       ======
Mortgage-Backed Securities
  Held-to-Maturity:
    Pass-through certificates guaranteed by:
    GNMA..........................................   $78,106      $80,232     $106,900      $109,978     $125,195     $125,700
    FHLMC.........................................    10,304       10,571       12,963        13,139       14,967       15,005
    FNMA..........................................    33,949       34,908       39,493        39,991       44,330       44,290
       REMICs:
           Agency Issuance........................    53,021       52,799          --            --            --           --
           Private Issuance.......................    73,879       73,822          --            --              --         --
                                                      ------       ------  ----------     ---------     ----------- ----------
   Total mortgage-backed securities
         held-to-maturity.........................  $249,259     $252,332     $159,356      $163,108     $184,492     $184,995
                                                     =======      =======      =======       =======      =======      =======
Available-for-Sale:
    Pass-through certificates guaranteed by:
    GNMA..........................................  $187,562     $190,247     $233,572      $237,754     $170,142     $169,753
    FHLMC.........................................   118,982      120,677      222,961       221,756      255,498      249,598
    FNMA..........................................   140,597      142,183      131,066       131,085      172,863      169,944
       REMICs:
           Agency Issuance........................   128,113      128,272       20,806        20,552        2,503        2,445
           Private Issuance.......................   358,033      358,968      110,481       110,672           --           --
                                                     -------      -------      -------       -------    ---------      -------
 Total mortgage-backed securities
         available-for-sale.......................  $933,287     $940,347     $718,886      $721,819     $601,006     $591,740
                                                     =======      =======      =======       =======      =======      =======


F.  Maturity Listing for Money Market Investments, Debt and Equity and Mortgage-Backed Securities Portfolio

         The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's repurchase agreement, debt and equity securities and mortgage-backed securities at June 30, 1998. There were no debt and equity, exclusive of obligations of the U.S.
Treasury securities, issued by any one entity with a total carrying value in excess of 10.0% of retained earnings at June 30, 1998.

                                                                               At June 30, 1998
                                                     ----------------------------------------------------------------
                                                       One Year or Less        One to Five Years   Five to Ten Years
                                                     ----------------------  -------------------- -------------------
                                                                 Annualized           Annualized           Annualized
                                                                  Weighted            Weighted             Weighted
                                                       Amortized   Average  Amortized  Average    Amortized  Average
                                                          Cost     Yield      Cost      Yield       Cost      Yield
                                                         ------   -------    ------   -------      ------    -------
                                                                                 (Dollars in thousands)
Money Market Investments
Repurchase agreement.................................     $9,500     5.80%    $   --        --%     $   --       --%
                                                           =====     ====       ====      ====        ====     ====
Debt and Equity Securities
Held-to-Maturity:
United States Government Agency Obligations..........     $2,493     5.53%      $ --        --%    $20,000     7.47%
Obligation of New York State.........................         --                 390      7.89          --       --
FHLB stock...........................................         --       --         --        --          --       --
                                                         -------   ------      -----   -------    --------   ------
     Total debt and equity securities held-to-maturity    $2,493     5.53%      $390      7.89%    $20,000     7.47%
                                                           =====     ====        ===      ====      ======     ====
Available-for-Sale:
United States Government Agency Obligations..........     $5,892     5.41%    $9,995      6.67%    $13,144     7.43%
Corporate Bonds......................................         --       --      8,471      9.93          --       --
Marketable Equity Securities.........................         --       --         --        --          --       --
                                                         -------  -------    -------    ------    --------   ------
     Total debt and equity securities available-for-sale  $5,892     5.41%   $18,466      8.16%    $13,144     7.43%
                                                           =====     ====     ======      ====      ======     ====
Mortgage-Backed  Securities
Held-to-Maturity:
Pass-through certificates guaranteed by:
GNMA.................................................     $   --       --%    $   --        --%     $2,364     6.50%
FHLMC................................................         --       --         --        --       1,262     8.45
FNMA.................................................         --       --         --        --      14,604     7.33
REMICS:
   Agency Issuance ..................................         --       --         --        --          --       --
   Private Issuance..................................         --       --         --        --          --       --
                                                            ----     ----       ----      ----    --------    -----
     Total mortgage-backed securities held-to-maturity    $   --       --%    $   --        --%    $18,230     7.30%
                                                            ====     ====       ====      ====      ======     ====
Available-for-Sale:
Pass-through certificates guaranteed by:
GNMA.................................................       $ --       --%      $133      7.42%     $4,981     8.01%
FHLMC................................................      5,106     5.55      9,732      7.19       7,544     7.23
FNMA.................................................         --       --     23,525      6.35       4,439     7.21
REMICS:
  Agency Issuance....................................         --       --         --        --          --       --
  Private Issuance...................................         --       --         --        --          --       --
                                                          ------    -----    -------    ------   ---------   ------
     Total mortgage-backed securities available-for-sale  $5,106     5.55%   $33,390      6.60%    $16,964     7.46%
                                                           =====     ====     ======      ====      ======     ====

                                                                               At June 30, 1998
                                                        -------------------------------------------------------------
                                                         More Than Ten Years              Total Securities
                                                        ---------------------  --------------------------------------
                                                                  Annualized                               Annualized
                                                                   Weighted    Average             Approx.  Weighted
                                                        Amortized   Average      Life   Amortized  Market    Average
                                                           Cost      Yield    (in years)  Cost      Value     Yield
                                                          ------    -------    --------  -------   ------     ------
                                                                              (Dollars in thousands)
Money Market Investments
Repurchase agreement.................................      $   --       --%       --     $9,500     $9,500     5.80%
                                                             ====     ====      ====      =====      =====     ====
Debt and Equity Securities
Held-to-Maturity:
United States Government Agency Obligations..........       $  --       --%      7.2    $22,493    $22,786     7.25%
Obligation of New York State.........................          --       --       2.9        390        417     7.89
FHLB stock...........................................      17,306     6.50        --     17,306     17,306     6.50
                                                           ------     ----      ----     ------     ------     ----
     Total debt and equity securities held-to-maturity    $17,306     6.50%      7.1    $40,189    $40,509     6.94%
                                                           ======     ====       ===     ======     ======     ====
Available-for-Sale:
United States Government Agency Obligations..........        $ --       --%      5.1    $29,031    $29,290     6.76%
Corporate Bonds......................................      94,599     6.68      27.3    103,070    103,167     6.94
Marketable Equity Securities.........................       2,419     2.29        --      2,419      2,450     2.29
                                                           ------     ----      ----    -------   --------     ----
     Total debt and equity securities available-for-sale  $97,018     6.57%     22.5   $134,520   $134,907     6.82%
                                                           ======     ====      ====    =======    =======     ====
Mortgage-Backed  Securities
Held-to-Maturity:
Pass-through certificates guaranteed by:
GNMA.................................................     $75,742     7.14%      3.0    $78,106    $80,232     7.12%
FHLMC................................................       9,042     7.09       3.3     10,304     10,571     7.25
FNMA.................................................      19,345     7.05       3.8     33,949     34,908     7.17
REMICS:
   Agency Issuance ..................................      53,021     6.62       3.5     53,021     52,799     6.62
   Private Issuance..................................      73,879     6.95       2.9     73,879     73,822     6.95
                                                          -------     ----       ---    -------    -------     ----
     Total mortgage-backed securities held-to-maturity   $231,029     6.95%      3.2   $249,259   $252,332     6.98%
                                                          =======     ====       ===    =======    =======     ====
Available-for-Sale:
Pass-through certificates guaranteed by:
GNMA.................................................    $182,448     7.58%      3.2   $187,562   $190,247     7.59%
FHLMC................................................      96,600     7.51       3.9    118,982    120,677     7.38
FNMA.................................................     112,633     7.34       3.5    140,597    142,183     7.17
REMICS:
  Agency Issuance....................................     128,113     6.74       3.4    128,113    128,272     6.74
  Private Issuance...................................     358,033     6.98       3.1    358,033    358,968     6.98
                                                          -------     ----       ---    -------    -------     ----
    Total mortgage-backed securities available-for-sale  $877,827     7.17%      3.3   $933,287   $940,347     7.15%
                                                          =======     ====       ===    =======    =======     ====



G.  Deposit Activities

    The following table presents the deposit activity of the Bank for the periods indicated.

                                                                                Years Ended June 30,
                                                                    ----------------------------------------------
                                                                         1998             1997             1996
                                                                    ------------     -------------    ------------
                                                                                     (In thousands)
Opening balance...............................................      $ 1,436,037       $ 1,345,626     $    670,317
Bank of Westbury deposits assumed.............................               --                --          151,992
Sunrise Bancorp, Inc. deposits assumed........................               --                --          479,213
Continental Bank deposits assumed.............................          137,011                --               --
(Withdrawals) in Excess of deposits...........................           (8,182)           36,272            1,679
Interest credited on deposits.................................           63,432            54,139           42,425
                                                                       --------        ----------       ----------
Ending balance................................................      $ 1,628,298       $ 1,436,037      $ 1,345,626
                                                                      =========         =========        =========

Net increase in deposits......................................        $ 192,261          $ 90,411        $ 675,309
                                                                        =======            ======          =======
Percentage increase...........................................             13.4%             6.7%            100.7%

         At  June  30,  1998,  the  Bank  has   outstanding   $78.1  million  in
certificates  of deposit  accounts in amounts of  $100,000 or more,  maturing as follows:
                                                                                            Weighted
                                                                         Amount           Average Rate
                                                                         ------           ------------
Maturity Period:                                                               (In thousands)
Three months or less..........................................           $21,617                5.26%
Over three through six months.................................            11,597                5.41
Over six through 12 months....................................            31,945                5.73
Over 12 months................................................            12,893                6.07
                                                                          ------
      Total...................................................           $78,052                5.61
                                                                          ======





The following  table sets forth the  distribution  of the Bank's average deposit accounts for the periods  indicated and the weighted  average  nominal  interest rates on each category of deposits presented.
                                                                        Year ended June 30,
                                       -----------------------------------------------------------------------------------------
                                                  1998                          1997                           1996
                                       ----------------------------   ---------------------------   ----------------------------
                                                          Weighted                       Weighted                       Weighted
                                                Percent    Average              Percent   Average             Percent    Average
                                       Average  of Total   Nominal    Average   of Total  Nominal   Average   of Total   Nominal
                                       Balance  Deposits    Rate      Balance   Deposits   Rate     Balance   Deposits    Rate
                                       -------  --------   ------     --------  --------  -------  ---------  --------   ------
                                                                       (Dollars in thousands)
Passbook accounts...................   $435,844    28.06%   2.40%     $441,921   32.01%   2.47%     $353,617    33.43%    2.50%
Demand Deposits and
   NOW accounts.....................    140,977     9.08    0.89       102,119    7.39    1.10        58,576     5.54     1.95
                                        -------    -----               -------   -----                ------    -----

Total passbook and Demand
 Deposits and NOW accounts..........    576,821    37.14    2.03       544,040   39.40    2.21       412,193    38.97     2.42
                                        -------    -----               -------   -----               -------    -----

Money market accounts...............     93,715     6.03    2.40        99,536    7.21    2.48        97,975     9.26     2.54
                                        -------    -----               -------   -----               -------    -----
Certificate accounts:
      31 days.......................         --       --      --            38    0.00    2.50            70     0.01     2.50
      91 days.......................     31,767     2.05    4.73        34,775    2.52    4.82        23,655     2.24     4.79
       4 months.....................        795     0.05    4.20           880    0.06    4.28           447     0.04     4.31
       6 months.....................    223,876    14.41    5.34       126,700    9.18    5.19        78,709     7.44     5.08
       9 months.....................     15,134     0.97    5.10        65,202    4.72    5.15        55,401     5.24     5.49
     12 months......................    196,139    12.63    5.47       144,536   10.47    5.12       145,466    13.76     5.07
     15 months......................     15,128     0.97    4.88        44,691    3.24    5.32        60,638     5.73     6.22
     18 months......................     37,022     2.38    5.30        59,993    4.35    5.45        79,042     7.47     6.14
     24 months......................    233,293    15.02    6.04       129,499    9.38    6.08        10,655     1.01     5.75
     30 months......................     10,657     0.69    5.50        12,915    0.94    5.52        11,990     1.13     5.16
     36 months......................      7,578     0.49    5.55         8,857    0.64    5.38        11,576     1.09     5.09
     42 months......................      2,431     0.16    5.50         2,784    0.20    5.36         2,962     0.28     5.34
     48 months......................     13,090     0.84    5.74        16,507    1.20    5.50        20,553     1.94     5.42
     60 months......................     82,156     5.29    6.15        87,253    6.32    6.15        43,425     4.11     6.28
Other certificates..................     13,709     0.88    5.54         2,388    0.17    4.87         2,973     0.28     5.28
                                       --------    -----             ---------  ------             ---------    -----
Total certificates..................    882,775    56.83    5.60       737,018   53.39    5.47       547,562    51.77     5.48
                                       --------    -----              --------   -----              --------    -----
Total deposits...................... $1,553,311   100.00%   4.08    $1,380,594  100.00%   3.95    $1,057,730    100.00%   4.02
                                      =========   ======             =========   =====             =========    ======





         The following table presents, by rate categories, the balances of the Bank's certificates of deposit accounts outstanding, interest rate categories, at June 30, 1998, 1997 and 1996 and the remaining periods to maturity of certificate deposit accounts outstanding at June 30, 1998.

                                                     Period to maturity from
                                                       June 30, 1998                                June 30,
                                     ----------------------------------------------     ----------------------------------
                                                 One to        Two to        Over
                                      Within      Two          Three         Three
                                     One Year    Years         Years         Years       1998         1997           1996
                                     --------    -----         -----         -----      ------       ------          -----
                                                                                  (In thousands)
Certificates of deposit accounts:
2.99% or less................         $363         $292           $96       $1,308       $2,059       $1,341       $1,410
3.00% to 3.99%...............           --           --            --           --           --           --        2,388
4.00% to 4.99%...............      171,878            3            --           --      171,881       65,449      166,690
5.00% to 5.99%...............      439,067       44,497        14,240       15,613      513,417      508,266      362,920
6.00% to 6.99%...............      186,211       37,819        15,039        7,674      246,743      230,989      135,820
7.00% to 7.99%...............           --           73            32            6          111          341        5,239
8.00% to 8.99%...............          202            6            --           --          208          228          235
9.00% and greater............          139           --            --           --          139          136          134
                                   -------       ------        ------       ------      -------      -------      -------
Total........................     $797,860      $82,690       $29,407      $24,601     $934,558     $806,750     $674,836
                                   =======       ======        ======       ======      =======      =======      =======

H.   Borrowings

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the fiscal years ended on the dates indicated:
                                                                                          At or For the
                                                                                        Year Ended June 30,
                                                                             ---------------------------------------
                                                                               1998              1997          1996
                                                                             -------           -------       -------
FHLB-NY advances:                                                                       (In thousands)
  Average balance outstanding..........................................      $84,920           $22,519         $29,882
   Maximum amount outstanding at any
       month-end during the period.....................................      182,136            43,000          71,218
   Balance outstanding at end of period................................      182,136            40,000           3,000
   Weighted-average interest rate during the period....................         5.58%             5.61%           7.29%
   Weighted-average interest rate at end of period.....................         5.49%             5.58%           5.98%

Reverse repurchase agreements:
  Average balance outstanding..........................................     $309,618           $288,845       $150,173
   Maximum amount outstanding at any
       month-end during the period.....................................      398,070            326,391        279,678
   Balance outstanding at end of period................................      398,070            311,913        263,160
   Weighted-average interest rate during the period....................         5.79%              5.63%          5.58%
   Weighted-average interest rate at end of period.....................         5.64%              5.78%          5.41%

Company Obligated Mandatorily Redeemable Capital Securities:
  Average balance outstanding..........................................       $8,876          $     --        $    --
   Maximum amount outstanding at any
      month-end during the period......................................       50,000                --             --
   Balance outstanding at end of period................................       50,000                --             --
   Weighted-average interest rate during the period....................         8.17%               --%            --%
   Weighted-average interest rate at end of period.....................         8.17%               --%            --%

Total borrowings:
  Average balance outstanding..........................................     $403,414           $311,364       $180,055
   Maximum amount outstanding at any
       month-end during the period.....................................      630,206            351,913         282,678
   Balance outstanding at end of period................................      630,206            351,913         266,160
   Weighted-average interest rate during the period....................         5.80%              5.62%           5.87%
   Weighted-average interest rate at end of period.....................         5.80%              5.76%           5.42%



Item 2.       Properties

        The Bank conducts its business through its administrative  office and 30
full-service   branch   offices.   Loan   originations   are  processed  at  the
administrative office.
                                                                                                             Net Book Value
                                                                                                             of Property or
                                                                           Original Date    Date of           Leasehold
                                                              Leased or     Leased or        Lease          Improvements at
           Location                                             Owned       Acquired      Expiration(1)      June 30, 1998
         ------------                                          -------      ----------    -------------      --------------
                                                                                                             (In thousands)
Administrative Office:
585 Stewart Avenue
Garden City, NY  11530.............................            Leased           1977           2002               $  36

Banking Offices:
300 Garden City Plaza
Garden City, NY  11530
(Home Office)......................................            Leased           1979           2004                   2

118 Seventh Street
Garden City, NY  11530.............................            Leased           1997           2008                   3

983 Willis Avenue
Albertson, NY  11507...............................             Owned           1965             --                 575

422 Hillside Avenue
Williston Park, NY  11596..........................            Leased           1972           2017                 249

380 Hillside Avenue(2)
Williston Park, NY  11596..........................             Owned           1964             --                 203

570 Stewart Avenue
Bethpage, NY  11714................................            Leased           1963           2008                  30

341 Post Avenue
Westbury, NY  11590................................             Owned           1995             --                 591

2530 Stewart Avenue
Westbury, NY  11590................................             Owned           1995             --                 757

405 Jerusalem Avenue
Hicksville, NY  11801..............................            Leased           1995           2005                   6

2843 Jerusalem Avenue
North Bellmore, NY  11710..........................            Leased           1995           2012                  31

172 New Hyde Park Road
Franklin Square, NY  11010.........................            Leased           1995           2020                  28

215 Glen Cove Road
Carle Place, NY  11514.............................            Leased           1995           1998                  --






                                                                                                             Net Book Value
                                                                                                             of Property or
                                                                           Original Date    Date of           Leasehold
                                                              Leased or     Leased or        Lease          Improvements at
           Location                                             Owned       Acquired      Expiration(1)      June 30, 1998
         ------------                                          -------      ----------    -------------      --------------
                                                                                                             (In thousands)
(Continued)
312 Conklin Street
Farmingdale, NY  11735.............................             Owned           1996             --               $ 795

195 Merritt Road
South Farmingdale,  NY  11735......................             Owned           1996             --               1,330

1074 Old Country Road
Plainview, NY  11803...............................             Owned           1996             --                 560

300 S. Wellwood Avenue
Lindenhurst, NY  11757.............................             Owned           1996             --                 663

1134 Deer Park Avenue
North Babylon, NY  11703...........................            Leased           1996           1998                  18

1383 Deer Park Avenue
North Babylon, NY  11703...........................             Owned           1997             --               1,081

2087 Deer Park Avenue
Deer Park, NY  11729...............................             Owned           1996             --                 567

2080 Deer Park Avenue(2)
Deer Park, NY 11729................................             Owned           1996             --                 262

434 Union Boulevard
West Islip, NY  11795..............................            Leased           1996           2004                   1

340 Washington Avenue
North Brentwood, NY  11717.........................   Owned/Leased(6)           1996           2014                 249

742 Route 25 A
Kings Park, NY  11754..............................            Leased           1996           2002                  10

250 Smithtown Boulevard
Nesconset, NY  11767...............................             Owned           1996             --                 491

245 Lake Avenue
St. James, NY  11780...............................             Owned           1996             --                 499

335 Main Street
Farmingdale, NY 11735..............................            Leased           1996           2000                  12

375 Fulton Avenue
Farmingdale, NY 11735..............................            Leased           1996           2002                  --







                                                                                                             Net Book Value
                                                                                                             of Property or
                                                                           Original Date    Date of           Leasehold
                                                              Leased or     Leased or        Lease          Improvements at
           Location                                             Owned       Acquired      Expiration(1)      June 30, 1998
         ------------                                          -------      ----------    -------------      --------------
                                                                                                             (In thousands)
(Continued)
233-15 Hillside Avenue
Queens Village, NY  11427..........................             Owned         1961               --               $ 375

19-01 Utopia Parkway
Whitestone, NY  11357..............................         Leased(4)         1976             2026                  --

32-02 Francis Lewis Blvd
Flushing, NY  11358................................             Owned         1957               --                 333

69-09 164th Street
Flushing, NY  11365................................             Owned         1967               --                 734

204-12 Hillside Avenue(3)
Hollis, NY  11423..................................      Owned/Leased         1954             2003                  34


162-04 Jamaica Avenue
Jamaica, NY  11432.................................         Leased(5)         1989             2001                 408

216-26 Jamaica Avenue
Queens Village, NY  11428..........................             Owned         1939               --                 108
                                                                                                                -------

          Total....................................                                                            $ 11,041
                                                                                                                 ======

-------------------
(1)  Leased property includes all option periods.
(2)  Drive-up facility.
(3) The Bank owns one half of the  property  and leases the other half.
(4) The Bank pays all real estate taxes on this property.
(5) This branch was originally owned by the Bank. The Bank has subsequently sold the property and is now leasing it. The transaction is being treated as a capital lease (sale/leaseback).
(6) The Bank owns the building and leases the land. Option to purchase the land at the end of the last lease option.


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

Item 4.       Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5.      Market for the  Company's  Common  Equity and  Related  Stockholder
             Matters

     The Company's common stock is traded on the Nasdaq National Market and quoted under the symbol "RELY". As of September 16, 1998, the Company had 1,100 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     Information regarding the Company's common stock and its price for the 1998 fiscal year appears on page 57 of the 1998 Annual Report under the caption "Stockholder Information" and is incorporated herein by this reference.

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

     The Rights dividend distribution was made to stockholders of record on October 3, 1996. The Rights will expire ten years later on October 3, 2006. The distribution of the Rights is not taxable to stockholders.

Item 6.       Selected Financial Data

     Information regarding selected financial data appears on page 5 of the 1998 Annual Report under the caption "Selected Consolidated Financial and Other Data of the Company" and is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 7 through 21 of the 1998 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management /Market Risk and Interest Rate Sensitivity Analysis" in the Annual Report is incorporated herein by this reference.

Item 8.       Financial Statements and Supplementary Data

     Information   regarding  the  financial   statements  and  the  Independent
Auditors' Report appears on pages 22 through 52 of the 1998 Annual Report and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10.      Directors and Executive Officers of the Company

     Information regarding the directors and executive officers of the Company appears on pages 4 through 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 1998 under the caption "Information With Respect to the Nominees, Continuing Directors, and Named Executive Officers" and is incorporated herein by this reference.

Item 11.      Executive Compensation

     Information regarding executive compensation included under the caption "Summary Compensation Table" appears on pages 14 and 15 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 1998 and is incorporated herein by this reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners appears on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 10, 1998 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

     Information regarding security ownership of management appears on pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 1998 under the caption "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers" and is incorporated herein by this reference.

Item 13.      Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions appears on page 19 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 1998 under the caption "Transactions With Certain Related Persons" and is incorporated herein by this reference.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.        Financial Statements

     The following financial statements are included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998 and are incorporated by this reference:
       o  Consolidated Statements of Condition at June 30, 1998 and 1997
       o Consolidated Statements of Income for each of the years in the three year period ended June 30, 1998
       o Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended June 30, 1998
       o Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 1998
       o  Notes to  Consolidated  Financial Statements
       o  Independent   Auditors'  Report
       o Selected Consolidated Quarterly Financial Data (Unaudited) for each of the years in the two year period ended June 30, 1998.

       The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

     2.     Financial Statement Schedules

       Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)    Reports on Form 8-K filed during the last quarter of 1998

       1) The Company filed an 8-K on April 16, 1998, and announced its third quarter fiscal year 1998 results. For the quarter and nine month ended March 31, 1998, the Company reported net income of $4.7 million and $14.3 million, respectively. As of March 31, 1998, total assets were $2.2 billion, deposits were $1.6 billion and total stockholders' equity was $193.8 million.

(c)    Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
     3.1     Certificate of Incorporation of Reliance Bancorp, Inc. (1)
     3.2     Reliance Bancorp, Inc. By-Laws (1)
     10.1(a) Reliance  Federal Savings Bank  Recognition and Retention Plan for
             Officers and Employees (2)
     10.1(b) Amended  and  Restated  Reliance  Federal  Savings  Bank 1994
             Recognition and Retention Plans for Outside Directors (filed herewith)
     10.2    Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan (2)
     10.3 Amended and Restated Reliance Bancorp, Inc. 1994 Stock Option Plan for Outside Directors (filed herewith)
     10.4(a) Form of Reliance  Federal Savings Bank Employee Stock Ownership
             Plan (1)
     10.4(b) Form of Reliance  Federal Savings Bank Employee Stock Ownership
             Trust Agreement (1)
     10.5 Form of [Three/Two Year] Employment Agreement between Reliance Federal Savings Bank and Certain Officers (1)
     10.6 Form of [Three/Two Year] Employment Agreement between Reliance Bancorp, Inc. and Certain Executive Officers (1)
     10.7    Form of Reliance Federal Savings Bank Change-in-Control  Agreement
     10.8    Form of Reliance Bancorp, Inc. Change-in-Control  Agreement
     10.9    Form of Reliance Federal Savings Bank Severance Compensation
             Plan (1)
     10.10 Form of Reliance Federal Savings Bank Supplemental Executive Retirement Plan (1)
     10.11   Draft ESOP Loan  Commitment Letter  and Form of ESOP Loan
             Documents  (1)
     10.12 Form of Reliance Federal Savings Bank Outside Directors' Consultation and Retirement Plan (1)
     10.13   Form of Reliance Bancorp, Inc. Five Year Employment Agreement (3)
     10.14 Reliance Bancorp, Inc. 1996 Incentive Stock Option Plan , Amended and Restated as of February 19, 1997 (filed herewith)
     11.0    Statement Re:  Computation of Per Share Earnings
     13.0    1998 Annual Report to Stockholders
     21.0    Subsidiaries  information incorporated  herein by  reference  to
             Part 1 -  Subsidiaries
     23.0    Consent  of Independent  Auditors
     27.0    Financial Data Schedule
     99.0 Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 1998 (5)
     99.1 Stockholder Protection Rights Agreement, dated as of September 18, 1996 (6)


----------------------


(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-72476.
(2) Incorporated by reference into this document from the Exhibits to the 1994 Proxy Statement for the Annual Meeting of Stockholder held on November 9, 1994, filed on October 7, 1994.
(3) Incorporated by reference into this document from the Exhibits to the Form 10K for the fiscal year ended June 30, 1996, filed on September 30, 1996.
(4) Incorporated by reference into this document from the Exhibits to the 1996 Proxy Statement for the Annual Meeting of Stockholders held on November 12, 1996, filed on October 11, 1996.
(5) Pursuant to General Instruction G(3) to the Form 10K, the Proxy Statement will be filed within 120 days of the Company's fiscal year end.
(6) Incorporated by reference into this document from the Exhibits filed with the registration statement on Form 8-A, filed on September 27, 1996.

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


                          /s/ Raymond A. Nielsen             September 16, 1998
                          ----------------------             ------------------
                              Raymond A. Nielsen
                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            NAME                    TITLE                      DATE
            ----                    -----                      ----

/s/  Raymond A. Nielsen      President and                    September 16, 1998
----------------------------                                  ------------------
     Raymond A. Nielsen      Chief Executive Officer

/s/  Paul D. Hagan           Chief Financial Officer          September 16, 1998
----------------------------                                  ------------------
     Paul D. Hagan

/s/  Raymond L. Nielsen      Chairman of the Board and        September 16, 1998
----------------------------                                  ------------------
     Raymond L. Nielsen      former Chief Executive Officer

/s/  Thomas G. Davis, Jr.    Director                         September 16, 1998
----------------------------                                  ------------------
     Thomas G. Davis, Jr.

/s/  Conrad J. Gunther, Jr.  Director                         September 16, 1998
----------------------------                                  ------------------
     Conrad J. Gunther, Jr.

/s/  Douglas G. LaPasta      Director                         September 16, 1998
----------------------------                                  ------------------
     Douglas G. LaPasta

/s/  Donald LaPasta          Director                         September 16, 1998
----------------------------                                  ------------------
     Donald LaPasta

/s/  Peter F. Neumann        Director                         September 16, 1998
----------------------------                                  ------------------
     Peter F. Neumann

/s/  J. William Newby        Director                         September 16, 1998
----------------------------                                  ------------------
     J. William Newby