Form 10-Q
period 1998-09-30
RELIANCE BANCORP INC
filed 1998-11-16
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                For the quarterly period ended September 30, 1998


                         Commission File Number: 0-23126


                             RELIANCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                     11-3187176
                --------                                     ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  585 Stewart Avenue, Garden City, New York                     11530
  -----------------------------------------                     -----
  (Address of principal executive offices)                   (Zip Code)


  Registrant's telephone number, including area code       (516) 222-9300
                                                           --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 13, 1998, there were 8,686,844 shares of common stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements - Unaudited

                  Consolidated Statements of Condition at September 30, 1998 and June 30, 1998 (Unaudited)

                  Consolidated Statements of Income for the Three Months Ended September 30, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1998 and 1997 (Unaudited)

                  Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosure about Market Risk



                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                  Exhibits




                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Condition
                                   (Unaudited)
             (Dollars in thousands, except share and per share data)
                                                                                                     September 30,   June 30,
Assets                                                                                                  1998          1998
------                                                                                                 ------        -------
Cash and due from banks......................................................................        $ 39,504        $ 37,596
Money market investments.....................................................................              --           9,500
Debt and equity securities available-for-sale................................................         120,075         134,907
Debt and equity securities held-to-maturity (with estimated
   market values of $40,543 and  $40,509, respectively)......................................          40,193          40,189
Mortgage-backed securities available-for-sale................................................         934,341         940,347
Mortgage-backed securities held-to-maturity (with estimated
   market values of $289,229 and $252,332, respectively).....................................         283,094         249,259
Loans receivable:
     Mortgage loans..........................................................................         795,669         790,951
     Commercial loans........................................................................          52,963          49,887
     Consumer and other loans................................................................         134,748         137,900
       Less allowance for loan losses........................................................          (9,085)         (8,941)
                                                                                                     ---------       ---------
             Loans receivable, net...........................................................         974,295         969,797

Accrued interest receivable, net.............................................................          15,412          14,958
Office properties and equipment, net.........................................................          15,249          15,436
Prepaid expenses and other assets............................................................          10,155          11,732
Mortgage servicing rights....................................................................           2,116           2,317
Excess of cost over fair value of net assets acquired........................................          57,795          58,936
Real estate owned, net.......................................................................             957             755
                                                                                                   ----------     -----------
             Total assets....................................................................     $ 2,493,186     $ 2,485,729
                                                                                                    =========       =========

Liabilities and Stockholders' Equity
Deposits.....................................................................................     $ 1,658,582     $ 1,628,298
Borrowed Funds...............................................................................         606,452         630,206
Advance payments by borrowers for taxes and insurance........................................          13,037           9,806
Accrued expenses and other liabilities.......................................................          29,560          22,555
                                                                                                     --------       ---------
             Total liabilities...............................................................       2,307,631       2,290,865
                                                                                                    ---------       ---------

Commitments
Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued....................................................................              --              --
Common stock, $.01 par value, 20,000,000 shares authorized; 10,750,820
shares issued;  8,983,938 and 9,564,988 outstanding, respectively............................             108             108
Additional paid-in capital...................................................................         119,058         117,909
Retained earnings, substantially restricted..................................................         105,530         102,305
Accumulated other comprehensive income:
   Net unrealized appreciation on securities available-for-sale, net of taxes................           5,416           4,212
Less:
Unallocated common stock held by ESOP........................................................          (4,347)         (4,554)
Unearned common stock held by RRP............................................................            (501)           (713)
Common stock held by SERP (at cost)..........................................................            (373)           (373)
Treasury stock, at cost (1,766,882 and 1,185,832 shares, respectively).......................         (39,336)        (24,030)
                                                                                                      --------        --------
     Total stockholders' equity..............................................................         185,555         194,864
                                                                                                      -------         -------
            Total liabilities and stockholders' equity.......................................     $ 2,493,186     $ 2,485,729
                                                                                                    =========       =========

    See  accompanying  notes to unaudited  consolidated financial statements.








                      RELIANCE BANCORP, INC. and SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                                        Three Months Ended
                                                                                                          September 30,
                                                                                                        1998          1997
                                                                                                        ----          ----
Interest income:
   First mortgage loans......................................................................        $ 15,718        $ 15,747
   Commercial loans..........................................................................           1,392              --
   Consumer and other loans..................................................................           2,925           3,026
   Mortgage-backed securities................................................................          19,724          15,983
   Money market investments..................................................................             163             116
   Debt and equity securities................................................................           2,946           1,311
                                                                                                      -------         -------
      Total interest income..................................................................          42,868          36,183
                                                                                                      -------         -------

Interest expense:
   Deposits..................................................................................          16,635          14,964
   Borrowed funds............................................................................           9,030           5,205
                                                                                                       ------         -------
      Total interest expense.................................................................          25,665          20,169
                                                                                                       ------         -------
      Net interest income before provision for loan losses...................................          17,203          16,014
   Provision for loan losses.................................................................             150             900
                                                                                                      -------        --------
      Net interest income after provision for loan losses....................................          17,053          15,114
                                                                                                       ------         -------

Non-interest income:
   Loan fees and service charges.............................................................             160             223
   Other operating income....................................................................           1,013             679
   Income from Money Centers.................................................................             632              --
   Condemnation award on joint venture.......................................................              --           1,483
   Net gain (loss) on securities.............................................................              66            (122)
                                                                                                       ------          -------
      Total non-interest income..............................................................           1,871           2,263
                                                                                                        -----          ------

Non-interest expense:
   Compensation and benefits.................................................................           5,286           4,521
   Occupancy and equipment...................................................................           1,775           1,459
   Federal deposit insurance premiums........................................................             228             221
   Advertising...............................................................................             268             396
   Other operating expenses..................................................................           1,570           1,450
                                                                                                       ------         -------
      Total general and administrative expenses..............................................           9,127           8,047
   Real estate operations, net...............................................................              87             225
   Amortization of excess of cost over fair value of net assets acquired.....................           1,140             846
                                                                                                       ------          ------
   Total non-interest expense................................................................          10,354           9,118
                                                                                                       ------           -----

Income before income taxes...................................................................           8,570           8,259
Income tax expense ..........................................................................           3,799           3,518
                                                                                                       ------         -------

Net income...................................................................................         $ 4,771         $ 4,741
                                                                                                        =====           =====

Net income per common share:
                 Basic.......................................................................          $ 0.53          $ 0.58
                                                                                                         ====            ====
                 Diluted.....................................................................          $ 0.50          $ 0.54
                                                                                                         ====            ====

                  See  accompanying  notes to unaudited  consolidated financial statements.







                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)
                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                                1998             1997
                                                                                                ----             ----
Cash flows from operating activities:                                                                (Unaudited)
 Net income.............................................................................     $ 4,771           $ 4,741
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
 Provision for loan losses..............................................................         150               900
 Provision for losses on real estate owned..............................................          35               130
 Amortization of premiums, net..........................................................         595               238
 Amortization relating to allocation and earned portion of stock plans..................         913               888
 Amortization of excess of cost over fair value of net assets acquired..................       1,140               846
 Amortization of mortgage servicing rights..............................................         201               139
 Depreciation and amortization..........................................................         451               363
 Net (gain) loss on securities..........................................................         (66)              122
 Net gain on loans sold.................................................................         (32)               (1)
 Proceeds from loans sold...............................................................       6,184             1,151
 Net gain on sale of real estate owned..................................................          --                 4
 Increase in accrued interest receivable, net...........................................        (454)             (805)
 Decrease in prepaid expenses and other assets..........................................       1,892             2,206
 Increase in accrued expenses and other liabilities.....................................       6,680             4,118
                                                                                              ------            ------
     Net cash provided by operating activities..........................................      22,460            15,040
                                                                                              ------            ------

Cash flows from investing activities:
 Originated and purchased loans, net of principal repayments............................     (11,053)           (2,472)
 Purchases of mortgage-backed securities available-for-sale.............................    (194,362)         (169,383)
 Proceeds from sales of mortgage-backed securities available-for-sale...................     115,705            83,994
 Purchases of mortgage-backed securities held-to-maturity...............................     (55,208)          (21,027)
 Principal repayments from mortgage-backed securities...................................     110,897            43,841
 Purchases of debt securities available-for-sale........................................      (2,000)           (9,994)
 Proceeds from calls and maturities of debt securities..................................      12,195            10,000
 Proceeds from sales of debt securities available-for-sale..............................       1,292             2,699
 Purchases of office properties and equipment...........................................        (278)             (336)
 Proceeds from sales of real estate owned...............................................         --                430
                                                                                           --------            -------
     Net cash used in investing activities..............................................     (22,812)          (62,248)
                                                                                             --------          --------

Cash flows from financing activities:
 Increase in deposits...................................................................      30,399            17,581
 Increase in advance payments by borrowers for taxes and insurance......................       3,231             4,804
 Proceeds from FHLB advances............................................................      99,700            15,200
 Repayment of FHLB advances...........................................................       (45,136)               --
 Proceeds from reverse repurchase agreements............................................     180,132           294,806
 Repayment of reverse repurchase agreements.............................................    (258,450)         (286,067)
 Purchases of treasury stock............................................................     (15,621)           (2,242)
 Net proceeds from issuance of common stock upon exercise of stock options..............         145               167
 Dividends paid.........................................................................      (1,640)           (1,312)
                                                                                              -------           -------
    Net cash (used in) provided by financing activities.................................      (7,240)           42,937
                                                                                              -------           ------

 Net decrease in cash and cash equivalents..............................................      (7,592)           (4,271)
 Cash and cash equivalents at beginning of period.......................................      47,096            30,665
                                                                                             -------           -------
 Cash and cash equivalents at end of period.............................................    $ 39,504          $ 26,394
                                                                                              ======            ======

 See  accompanying  notes to unaudited  consolidated financial statements.






                      RELIANCE BANCORP, INC. and SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                    Three Months Ended
                                                                                                     September 30,
                                                                                                  1998           1997
                                                                                                  ----           ----
                                                                                                      (Unaudited)
Supplemental disclosures of cash flow information

Cash paid during the three months ended for:

 Interest...............................................................................     $ 23,158          $ 19,791
                                                                                               ======            ======

 Income taxes...........................................................................     $     --          $     --
                                                                                               ======            ======

Non-cash investing activities:
 Transfers from loans to real estate owned..............................................     $    237          $  1,991
                                                                                               ======            ======



   See  accompanying  notes to unaudited  consolidated financial statements.

                      RELIANCE BANCORP, INC. and SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Reliance Bancorp, Inc. (the "Company"), its direct wholly-owned subsidiary, Reliance Federal Savings Bank (the "Bank") and the subsidiaries of the Bank.

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1998 Annual Report on Form 10-K.

2.       IMPACT OF NEW ACCOUNTING STANDARDS

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

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" an amendment of FASB Statements No. 87, "Employer's Accounting for Pensions", No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106,
         "Employer's Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Rather, it standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, No. 88, and No. 106, were issued. The statement suggests combined formats for presentation and restatement for earlier periods of pension and other postretirement benefit disclosures. As the requirements of SFAS No. 132 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective prospectively for the Company on July 1, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the Statement, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedge item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company has not determined the impact that SFAS No.
         133 will have on its financial statements.

3.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the provisions of SFAS No. 130 during the first quarter of fiscal 1999 and as such was required to (a) classify items of other comprehensive income by their nature in a financial statement; (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in the statement of financial condition and (c) reclassify prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation had no impact on the Company's financial condition or results of operations.

         Comprehensive income for the three months ended September 30, 1998 and 1997 is as follows:

                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                         1998              1997
                                                                                         ----              ----
                                                                                              (Unaudited)

         Net Income.................................................................      $ 4,771         $4,741

         Other comprehensive income, net of taxes:
             Net unrealized appreciation on securities available-for-sale
              net of reclassification adjustment....................................        1,204          3,008
                                                                                            -----          -----

               Comprehensive income.................................................       $5,975         $7,749
                                                                                            =====          =====


4.       SUBSEQUENT EVENT

         On November 6, 1998 the Company announced that it has completed its previously announced seventh stock repurchase program. The Company repurchased 500,000 shares of its outstanding common stock, par value $.01 per share, in open market transactions at an aggregate cost of approximately $13.9 million. Upon settlement of the last transaction on or about November 12, 1998, there will be 8,686,844 shares of Reliance Bancorp, Inc. common stock outstanding.

         The Company also announced that its Board of Directors approved the Company's eighth stock repurchase plan. The Company has been authorized by its Board of Directors to repurchase up to 500,000 of the Company's outstanding shares. The repurchase will be made in open-market or privately negotiated transactions, subject to the availability of stock, acceptable pricing of the stock and such timing limitations as may be appropriate.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 and is the holding company for Reliance Federal Savings Bank (the "Bank"). On March 31, 1994, the Company issued 10,750,820 shares of common stock at $10.00 per share raising total net proceeds of $103.6 million of which $51.8 million was retained by the Company with the remaining net proceeds being used by the Company to purchase all of the outstanding stock of the Bank. As of September 30, 1998, the Company had 8,983,938 shares outstanding, all of which were common shares.

The Company is headquartered in Garden City, New York and its primary business currently consists of the operations of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities, corporate debt and equity securities and repurchase agreements. In addition, the Company completed the acquisition Bank of Westbury, a Federal Savings Bank, in August 1995, Sunrise Bancorp, Inc. in January 1996 and Continental bank, a commercial bank, in October 1997, which were all merged into the Bank.

The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in mortgage, consumer, multi-family, commercial, commercial real estate, construction and guaranteed student loans. In connection with the acquisition of Continental Bank, the Bank now offers both secured and unsecured commercial loans. In addition, during periods in which the demand for loans which meet the Bank's underwriting and interest rate risk standards and policies is lower than the amount of funds available for investment, the Bank invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations. The Bank also operates five money center check cashing operations which result in additional fee income to the Bank.

The Company's results of operations are dependent primarily on interest income from its securities investments and earnings of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Bank's net income also is affected by its provision for loan losses as well as non-interest income, general and administrative expenses, other non-interest expenses, and income tax expense. General and administrative expenses consists primarily of compensation and benefits, occupancy expenses, federal deposit insurance premiums, advertising expense and other general and administrative expenses. Other non-interest expense consists of real estate operations, net, and amortization of excess of cost over fair value of net assets acquired. The earnings of the Company and the Bank may also significantly be affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Financial Condition

As of September 30, 1998, total assets were $2.5 billion, an increase of $7.5 million from June 30, 1998. Mortgage-backed securities increased $27.8 million, or 2.3%, during the quarter ended September 30, 1998, primarily due to increased purchases of private label collateralized mortgage obligations offset by amortization and prepayments. Debt and equity securities decreased $14.8 million, or 8.5%, from $175.1 million at June 30, 1998 to $160.3 million at September 30, 1998 as a result of sales and calls of debt securities.

Deposits increased $30.3 million, or 1.9%, during the quarter ended September 30, 1998 as a result of growth in new certificate of deposit products while borrowings decreased $23.8 million, or 3.8%, from $630.2 million at June 30, 1998 to $606.4 million at September 30, 1998.

Stockholders' equity decreased $9.3 million, or 4.8%, from $194.9 million at June 30, 1998 to $185.6 million at September 30, 1998 primarily due to the purchase of treasury stock. Treasury stock increased from $24.0 million at June 30, 1998 to $39.3 million at September 30, 1998 as a result of 595,500 shares repurchased during the quarter ended September 30, 1998.

Non-performing assets

Non-performing loans totalled $9.1 million, or 0.92 % of total loans, at September 30, 1998, as compared to $9.3 million, or 0.95% of total loans, at June 30, 1998. Non-performing loans at September 30, 1998 were comprised of $6.1 million of loans secured by one- to four-family residences, $2.2 million of commercial real estate loans, $532,000 of commercial loans and $264,000 of guaranteed student and other loans.

For the quarter ended September 30, 1998, the Company's loan loss provision was $150,000 as compared to $150,000 in the prior linked quarter ended June 30, 1998 and $900,000 in the prior year quarter. The Company's allowance for loan losses totalled $9.1 million at September 30, 1998 as compared to $8.9 million at June 30, 1998 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 100.25% and 0.92%, respectively, and 96.12% and 0.91%, respectively. For the three months ended September 30, 1998, the Company experienced net charge-offs of $6,000. Management believes the allowance for loan losses at September 30, 1998 is adequate and sufficient reserves are presently maintained to cover losses on non-performing loans.

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



                                                                                    September 30,     June 30,
                                                                                       1998             1998
                                                                                       ----             ----
                                                                                       (Dollars in thousands)
Non-accrual mortgage loans delinquent more than 90 days....................          $ 7,891          $ 8,218
Non-accrual commercial loans delinquent more than 90 days..................              532              567
Non-accrual other loans delinquent more than 90 days.......................              377              316
                                                                                       -----            -----
    Total non-accrual loans delinquent more than 90 days...................            8,800            9,101
Loans 90 days or more delinquent and still accruing........................              262              201
                                                                                       -----            -----
Total non-performing loans.................................................            9,062            9,302
Total foreclosed real estate, net of related allowance for losses..........              957              755
                                                                                        ----            -----
Total non-performing assets................................................          $10,019          $10,057
                                                                                      ======           ======

Non-performing loans to total loans........................................             0.92%            0.95%
Non-performing assets to total assets......................................             0.40%            0.40%
Allowance for loan losses to non-performing loans..........................           100.25%           96.12%
Allowance for loan losses to total loans...................................             0.92%            0.91%

Asset/Liability Management

One of the Bank's primary long-term financial objectives has been and will continue to be to monitor the sensitivity of its earnings to interest rate fluctuations by maintaining an appropriate matching of the maturities and interest rate repricing characteristics of its assets and liabilities in relation to the current and anticipated interest rate environment. In an effort to realize this objective and minimize the Bank's exposure to interest rate risk, the Bank emphasizes the origination of adjustable-rate mortgage loans ("ARM"), consumer and commercial loans, shorter-term fixed rate multi-family, mortgage, consumer and commercial loans and the purchase of shorter-term fixed rate and adjustable-rate mortgage-backed securities. However, there can be no assurances that the Bank will be able to originate adjustable rate loans or acquire mortgage-backed securities with terms and characteristics which conform with the Bank's underwriting standards, investment criteria or interest rate risk policies.

The Company has attempted to limit its exposure to interest rate risk through the origination and purchase of ARMs and through purchases of adjustable-rate mortgage-backed and mortgage-related securities and fixed rate mortgage-backed and mortgage-related securities with short and medium-term average lives.

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

At September 30, 1998, 789.3 million, or 34.1%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $795.7 million, of which $422.2 million, or 53.1%, were adjustable-rate loans and $373.4 million, or 46.9%, were fixed-rate loans. The Bank's commercial loan portfolio totalled $53.0 million, of which $45.3 million, or 85.5%, were adjustable-rate loans and $7.7 million, or 14.5%, were fixed-rate loans. In addition, at

September 30, 1998, the Bank's consumer loan portfolio totalled $134.7 million, of which $107.3 million, or 79.7%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $27.4 million, or 20.3%, were fixed-rate home-equity and other consumer loans.

At September 30, 1998, the mortgage-backed securities portfolio totalled $1.2 billion, of which $214.5 million, or 17.6%, of the mortgage-backed portfolio were adjustable-rate securities and $1.0 billion, or 82.4%, were fixed-rate securities. The mortgage-backed securities portfolio classified as available-for-sale totalled $934.3 million of which $145.2 million, or 15.5%, were adjustable rate securities and $789.1 million, or 84.5%, were fixed-rate securities. The mortgage-backed securities portfolio classified as held-to-maturity totalled $283.1 million of which $69.3 million, or 24.5%, were adjustable rate securities and $213.8 million, or 75.5%, were fixed-rate securities.

During the three months ended September 30, 1998, the Bank purchased approximately $249.6 million of agency and private label collateralized mortgage obligations. In addition, during the three months ended September 30, 1998 the Bank sold approximately $51.9 million of 30 year mortgage-backed securities, $43.8 million of agency and private label collateralized mortgage obligations and $20.0 million of adjustable-rate securities. The Bank has continued to reposition its securities portfolio by purchasing agency and private label collateralized mortgage obligations in order to increase the incremental yield of the portfolio as well as shorten the duration of the securities portfolio. Management believes that these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment, and interest rate options available. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements and FHLB-NY advances.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997.

General. Net income for the three months ended September 30, 1998 was $4.8 million, an increase of $30,000, or 0.63%, from $4.7 million in the prior year period. Net income for the quarter ended September 30, 1998 represents an annualized return on average assets and average tangible equity of 0.77% and 14.70%, respectively, as compared to 0.95% and 16.43%, respectively, in the prior year period.

Interest Income. Interest income increased $6.7 million, or 18.5%, from $36.2 million for the three months ended September 30, 1997, to $42.9 million for the three months ended September 30, 1998. The increase resulted from an increase of $466.3 million, or 24.7%, in the average balance of interest-earning assets from $1.9 billion for the 1997 period to $2.4 billion for the 1998 period, offset by a decrease in the average yield of interest-earning assets from 7.66% for the quarter ended September 30, 1997 to 7.28% for the quarter ended September 30, 1998. The growth in interest-earning assets was attributable to assets acquired from Continental Bank and increased purchases of mortgage-backed securities. For the three months ended September 30, 1998, interest income from mortgage-backed securities increased $3.7 million, or 23.4%, from $16.0 million for the 1997 period to $19.7 million for the 1998 period, primarily due to an increase of $301.9 million, or 33.4%, in the average balance of mortgage-backed securities offset by a decrease in the average yield on these securities of 53 basis points from 7.11% for the 1997 period to 6.58% for the 1998 period. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of private label collateralized mortgage obligations and securities acquired from Continental Bank. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans.

Interest Expense. Interest expense for the three months ended September 30, 1998, was $25.7 million, an increase of $5.5 million, or 27.2%, from $20.2 million for the three months ended September 30, 1997. The increase in interest expense is related to a $423.9 million, or 23.8%, increase in the average balance of interest-bearing liabilities, from $1.8 billion for the 1997 period to $2.2 billion for the 1998 period, and a 13 basis point increase in the cost of interest-bearing liabilities, from 4.53% for the 1997 period to 4.66% for the 1998 period. The increase in the average cost of interest-bearing liabilities resulted primarily from a higher interest rate environment during the quarter ended September 30, 1998. Interest expense on deposits increased $1.7 million, or 11.3%, from $14.9 million for the 1997 period to $16.6 million for the 1998 period, primarily as a result of a $194.8 million, or 13.4%, increase in the average balance of deposits offset by a 1 basis point decrease in the average cost of such deposits, from 4.20% in the 1997 period to 4.19% in the 1998 period. Interest expense on borrowed funds increased $3.8 million, or 73.5%, from $5.2 million for the 1997 period to $9.0 million for the 1998 period, primarily due to a $259.2 million, or 73.2%, increase in the average balance of borrowings from $353.9 million in the 1997 period to $613.1 million for the 1998 period, and a 1 basis point increase in the average cost of such borrowings, from 5.88% in the 1997 period to 5.89% in the 1998 period. The Bank continues to use borrowings to leverage its capital and fund asset growth. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances, have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital.

Net Interest Income. Net interest income increased to $17.2 million for the quarter ended September 30, 1998, an increase of $1.2 million, or 7.4%, from $16.0 million for the quarter ended September 30, 1997. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.4 billion for the quarter ended September 30, 1998 from $1.9 billion for the quarter ended September 30, 1997. The growth in average interest-earning assets was from increased investments in mortgage-backed securities and from assets acquired from Continental Bank. As a result of a flat interest rate yield curve and the increased cost of interest-bearing liabilities, the Bank's net interest spread declined from 3.13% for the quarter ended September 30, 1997 to 2.62% for the quarter ended September 30, 1998 and its net interest margin declined from 3.39% in the 1997 period to 2.92% in the 1998 period. For the quarter ended September 30, 1998, the yield on interest-earning assets was 7.28% and the cost of interest-bearing liabilities was 4.66%, as compared to 7.66% and 4.53%, respectively, for the quarter ended September 30, 1997.

Provision for Loan Losses. For the quarter ended September 30, 1998, the Company's loan loss provision was $150,000 as compared to $900,000 in the prior year quarter. The lower provision for loan losses in this quarter primarily results from a decrease in non-performing loans and relatively stable loan growth. The provision for the quarter ended September 30, 1997, reflects management's decision to increase loan loss coverage ratios on non-performing loans in relation to total loans and non-performing loans. The Company's allowance for loan losses totaled $9.1 million at September 30, 1998 as compared to $8.9 million at June 30, 1998, which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 100.25% and 0.92%, respectively, and 96.12% and 0.91%, respectively. For the three months ended September 30, 1998, the Company experienced net charge-offs of $6,000. Management believes that based on information currently known to management, the provision for possible loan losses and the allowance for possible loan losses are currently reasonable and adequate to cover potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside management's control.

Non-Interest Income. Non-interest income decreased $392,000, or 17.3%, from $2.3 million in the prior year quarter to $1.9 million in the quarter ended September 30, 1998. The decrease is mainly the result of a $1.5 million gain recognized in the prior year quarter from a condemnation award on a joint venture. Offsetting this decrease was increased fee income from the acquisition of Continental Bank's check cashing operations and service charges on newly acquired deposit accounts.

Non-Interest Expense. Non-interest expense totalled $10.4 million for the quarter ended September 30, 1998, a $1.2 million, or 13.6%, increase from $9.1 million recorded in the prior year quarter. The increase is mainly the result of higher compensation expense, goodwill amortization and other expenses associated with the Continental Bank acquisition. For the quarter ended September 30, 1998, compensation and benefits expense increased to $5.3 million, an increase of $765,000, or 16.9%, from $4.5 million for the quarter ended September 30, 1997. The increase is due to the addition of banking offices, check cashing and commercial lending personnel from the Continental Bank acquisition, higher benefit expenses and normal salary adjustments. For the quarter ended September 30, 1998, ESOP and RRP expenses were collectively $913,000 as compared to $888,000 recorded in the prior year quarter. Occupancy and equipment expense increased $316,000, or 21.7%, from $1.5 million recorded for the quarter ended September 30, 1997 to $1.8 million for the quarter ended September 30, 1998, due to the addition of two banking offices and five check cashing facilities.

Income Tax Expense. Income tax expense was $3.8 million, for the three months ended September 30, 1998 an increase of $281,000, or 8.0%, from $3.5 million for the three months ended September 30, 1997, representing effective income tax rates of 44.3% and 42.6%, respectively. The Bank's effective income tax rate is primarily affected by the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided, as well as associated tax benefits related to a subsidiary of the Bank.

Liquidity and Capital Resources

The Company's current primary sources of funds are principal and interest payments and sales of investments securities and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. During the quarter ended September 30, 1998, the Bank made a dividend payment of $8.0 million to the Company. The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking-related business, payments of dividends or repurchase its common stock.

On September 1, 1998, the Company announced the completion of its sixth stock repurchase program and the approval by its Board of Directors for a seventh stock repurchase plan to repurchase up to 500,000 of the Company's outstanding shares. As of October 2, 1998, the Company has repurchased 401,500 shares under this repurchase program. During the quarter ended September 30, 1998, the Company repurchased 595,500 shares at an aggregate cost of $15.6 million.

On September 16, 1998, the Board of Directors declared a regular cash dividend of $0.18 per common share for the quarter ended September 30, 1998. The dividend was payable on October 16, 1998 to stockholders of record on October 2, 1998.

The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity is currently 4.0%. The Bank's liquidity ratio averaged 4.6% for the quarter ended September 30, 1998.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1998, assets qualifying for liquidity, including cash, US government obligations and other eligible securities, totalled $197.4 million.

The Bank's primary sources of funds are principal and interest payments on loans, mortgage-backed securities and debt and equity securities, deposits, advances from the FHLB-NY, borrowings under reverse repurchase agreements and sales of loans. While maturities and scheduled amortization of loans, mortgage-backed securities and debt and equity securities are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During the three months ended September 30, 1998, principal payments on loans and mortgage-backed securities totalled $77.1 million and $110.9 million, respectively, as compared to $31.3 million and $43.8 million, respectively, in the prior year period. In addition, during the three months ended September 30, 1998, the Bank sold $115.7 million of mortgage-backed securities. At September 30, 1998, advances from the FHLB-NY and borrowings under reverse repurchase agreements and capital trust securities totalled $606.5 million, a decrease of $23.8 million, from $630.2 million at June 30, 1998. Deposits increased $30.3 million, or 1.9%, during the quarter ended September 30, 1998 as a result of growth in new certificate of deposit products.

The primary investment activity of the Bank is the origination of mortgage, commercial and consumer loans, and the purchase of mortgage loans and mortgage-backed securities. During the three months ended September 30, 1998, the Bank originated and purchased mortgage, commercial and consumer loans in the amount of $36.9 million, $41.7 million and $9.6 million, respectively. During the three months ended September 30, 1998, the Bank purchased $249.6 million of mortgage-backed securities of which $194.4 million were classified as available-for-sale and $55.2 million were classified as held-to-maturity.

At September 30, 1998, the Bank had outstanding loan commitments of $39.2 million, open home equity lines of credit of $52.8 million and $18.8 million of open commercial lines of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1998 totalled $842.1 million. Management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 1998, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 6.05%, 6.05% and 15.18%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

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

The Company has adopted a "Year 2000 Policy" and is in the process of reviewing its internal systems. The Company has begun testing all computer software programs and hardware to determine Year 2000 compliance. Further, the Company has purchased Year 2000 compliant software from EDS for use with the mainframe computer. The Company believes that with existing modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 problem will be mitigated without causing a material adverse impact on the operations of the Company. The Company expects to complete testing and implementation of changes in the second quarter of calendar 1999.

The Company has initiated formal written communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 Issue. Significant suppliers have been requested to certify that they are Year 2000 compliant or, if not, to provide their plans to become compliant. Management of the Company receives monthly updates as to which significant suppliers are Year 2000 compliant and follow-up with all significant suppliers is being conducted according to plan. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have an impact on the operations of the Company. At this time, management does not believe that the impact and any resulting costs will be material.

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

The Company does not believe that such costs will have a material effect on results of operations. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings as incurred. Such costs have not been material to date, however the Company expects to incur approximately $200,000 in Year 2000 related expenses.

Presently, the Company does not have a formal contingency plan in the event that its computer software and hardware vendors are not Year 2000 compliant. Based upon discussions with the Company's computer software and hardware vendors, including its data processing vendors they have indicated that they are performing testing and will be Year 2000 compliant. However, the Company will monitor the progress of its vendors to determine if a formal contingency plan is necessary and take all steps necessary to become Year 2000 compliant with all computer software programs and hardware.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this Quarterly Report includes certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1998 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1998. There have been no material changes in the Company's market risk at September 30, 1998 as compared to June 30, 1998. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At September 30, 1998, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities and wholesale funds from June 30, 1998 to September 30, 1998.

GAP Analysis. The one-year cumulative interest sensitivity gap as a percentage of total assets falls within 11% of the level at June 30, 1998 utilizing similar assumptions as at June 30, 1998.

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

At September 30, 1998, the Company's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) was a negative gap of $237.4 million , or (9.52%) of total assets at September 30, 1998 as compared to a negative gap of $213.7 million, or (8.60)% of total assets at June 30, 1998. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at September 30, 1998, compared to June 30, 1998, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

                                            PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.

                  The Holding Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.


Item 2.           Changes in Securities and Use of Proceeds.

                  Not applicable.


Item 3.           Defaults Upon Senior Securities.

                  Not applicable.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.           Other Information.

                  Not applicable.


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

              3.1    Certificate of Incorporation of Reliance Bancorp, Inc. (1)
              3.2    Reliance Bancorp, Inc. By-Laws. (1)
             11.0    Statement Re: Computation of Per Share Earnings.
             27.0    Financial Data Schedule. (2)

-------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, Registration No. 33-72476.
(2) Submitted only with filing in electronic format.

                  b)        Reports on Form 8-K


                           1) The Company filed Form 8-K on September 3, 1998, which included a copy of the Company's press release dated September 1, 1998 announcing the seventh stock repurchase program and the completion of the sixth stock repurchase program.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Reliance Bancorp, Inc.
                             ----------------------
                                  (Registrant)






/s/ Raymond A. Nielsen      11/16/98      /s/ Paul D. Hagan           11/16/98
----------------------      --------      -----------------           --------
    Raymond A. Nielsen                        Paul D. Hagan
    Chief Executive Officer                   Chief Financial Officer