Form 10-Q
period 1998-12-31
RELIANCE BANCORP INC
filed 1999-02-16
CIK 915765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                For the quarterly period ended December 31, 1998


                         Commission File Number: 0-23126


                             RELIANCE BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                11-3187176
              ---------                                ----------
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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of February 10, 1998, there were 8,707,588 shares of common stock, $.01 par value, outstanding.

                                          PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements - Unaudited

                  Consolidated Statements of Condition at December 31, 1998 and June 30, 1998 (Unaudited)

                  Consolidated Statements of Income for the Three Months and Six Months Ended December 31, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1998 and 1997 (Unaudited)

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                  Exhibits



                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                              Consolidated Statements of Condition
                                                           (Unaudited)
                                     (Dollars in thousands, except share and per share data)
                                                                                                  December 31,        June 30,
Assets                                                                                               1998              1998
------                                                                                            -----------         -------
Cash and due from banks......................................................................        $ 34,312        $ 37,596
Money market investments.....................................................................           2,000           9,500
Debt and equity securities available-for-sale................................................         102,996         134,907
Debt and equity securities held-to-maturity (with estimated
   market values of $38,876 and  $40,509, respectively)......................................          38,697          40,189
Mortgage-backed securities available-for-sale................................................         960,219         940,347
Mortgage-backed securities held-to-maturity (with estimated
   market values of $279,630 and $252,332, respectively).....................................         276,324         249,259
Loans receivable:
     Mortgage loans..........................................................................         791,653         790,951
     Commercial loans........................................................................          48,300          49,887
     Consumer and other loans................................................................         131,142         137,900
       Less allowance for loan losses........................................................          (9,226)         (8,941)
                                                                                                      --------       ---------
             Loans receivable, net...........................................................         961,869         969,797

Accrued interest receivable, net.............................................................          14,023          14,958
Office properties and equipment, net.........................................................          15,400          15,436
Prepaid expenses and other assets............................................................           7,227          11,732
Mortgage servicing rights....................................................................           1,903           2,317
Excess of cost over fair value of net assets acquired........................................          56,655          58,936
Real estate owned, net.......................................................................             679             755
                                                                                                  -----------     -----------
             Total assets....................................................................     $ 2,472,304     $ 2,485,729
                                                                                                    =========       =========

Liabilities and Stockholders' Equity
Deposits.....................................................................................     $ 1,647,016     $ 1,628,298
Borrowed Funds...............................................................................         598,316         630,206
Advance payments by borrowers for taxes and insurance........................................           7,253           9,806
Accrued expenses and other liabilities.......................................................          42,467          22,555
                                                                                                      -------       ---------
             Total liabilities...............................................................       2,295,052       2,290,865
                                                                                                    ---------       ---------

Commitments
Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued....................................................................              --              --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued;  8,705,888 and 9,564,988
    outstanding, respectively................................................................             108             108
Additional paid-in capital...................................................................         119,477         117,909
Retained earnings, substantially restricted..................................................         109,282         102,305
Accumulated other comprehensive income:
   Net unrealized appreciation on securities available-for-sale, net of taxes................             256           4,212
Less:
Unallocated common stock held by ESOP........................................................          (4,140)         (4,554)
Unearned common stock held by RRP............................................................            (304)           (713)
Common stock held by SERP (at cost)..........................................................            (373)           (373)
Treasury stock, at cost (2,044,932 and 1,185,832 shares, respectively).......................         (47,054)        (24,030)
                                                                                                     ---------        --------
     Total stockholders' equity..............................................................         177,252         194,864
                                                                                                      -------         -------
            Total liabilities and stockholders' equity.......................................     $ 2,472,304      $ 2,485,729
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








                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                                Consolidated Statements of Income
                                                           (Unaudited)
                                          (Dollars in thousands, except per share data)

                                                                      Three Months Ended                 Six Months Ended
                                                                          December 31,                     December 31,
                                                                    -------------------------        ------------------------
                                                                      1998             1997            1998             1997
                                                                    --------         --------         ------           ------
Interest income:
   First mortgage loans.......................................      $ 15,880        $ 15,980         $ 31,598        $ 31,727
   Commercial loans...........................................         1,298           1,190            2,690           1,190
   Consumer and other loans...................................         2,746           3,129            5,671           6,155
   Mortgage-backed securities.................................        19,840          17,492           39,564          33,475
   Money market investments...................................            58             164              221             280
   Debt and equity securities.................................         2,552           1,311            5,498           2,622
                                                                      ------          ------           ------          ------
      Total interest income...................................        42,374          39,266           85,242          75,449
                                                                      ------          ------           ------          ------

Interest expense:
   Deposits...................................................        15,987          16,199           32,622          31,163
   Borrowed funds.............................................         8,787           5,879           17,817          11,084
                                                                      ------          ------           ------          ------
      Total interest expense..................................        24,774          22,078           50,439          42,247
                                                                      ------          ------           ------          ------
      Net interest income before provision for loan losses....        17,600          17,188           34,803          33,202
   Provision for loan losses..................................           350             300              500           1,200
                                                                     -------         -------           ------          ------
      Net interest income after provision for loan losses.....        17,250          16,888           34,303          32,002
                                                                      ------          ------           ------          ------

Non-interest income:
   Loan fees and service charges..............................           265             150              425             373
   Other operating income.....................................         1,061             847            2,074           1,526
   Income from Money Centers..................................           670             570            1,302             570
   Condemnation award on joint venture........................            --              --               --           1,483
   Net gain (loss) on securities..............................           (59)            125                7               3
                                                                      -------         ------           ------         -------
      Total non-interest income...............................         1,937           1,692            3,808           3,955
                                                                       -----           -----            -----           -----

Non-interest expense:
   Compensation and benefits..................................         5,011           5,052           10,297           9,573
   Occupancy and equipment....................................         1,643           1,550            3,418           3,009
   Federal deposit insurance premiums.........................           225             232              453             453
   Advertising................................................           225             308              493             704
   Other operating expenses...................................         1,686           1,674            3,256           3,124
                                                                       -----           -----           ------          ------
      Total general and administrative expenses...............         8,790           8,816           17,917          16,863
   Real estate operations, net................................           (14)            (67)              73             158
   Amortization of excess of cost over fair value
     of net assets acquired...................................         1,141           1,090            2,281           1,936
                                                                       -----           -----           ------          ------
   Total non-interest expense.................................         9,917           9,839           20,271          18,957
                                                                       -----           -----           ------          ------

Income before income taxes....................................         9,270           8,741           17,840          17,000
Income tax expense ...........................................         4,051           3,854            7,850           7,372
                                                                       -----           -----           ------          ------

Net income....................................................       $ 5,219         $ 4,887          $ 9,990         $ 9,628
                                                                       =====           =====            =====           =====

Net income per common share:
                 Basic........................................        $ 0.63          $ 0.54            $ 1.16         $ 1.12
                                                                        ====            ====              ====           ====
                 Diluted......................................        $ 0.60          $ 0.51            $ 1.10         $ 1.05
                                                                        ====            ====              ====           ====

                             See  accompanying  notes to unaudited  consolidated financial statements.






                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                      (Dollars in thousands)
                                                                                                  Six Months Ended
                                                                                                     December 31,
                                                                                             -------------------------
Cash flows from operating activities:                                                          1998              1997
                                                                                             -------            ------
 Net income.............................................................................     $ 9,990           $ 9,628
 Adjustments to reconcile net income to net cash provided by operating activities:......
 Provision for loan losses..............................................................         500             1,200
 Provision for losses on real estate owned..............................................          35                80
 Amortization of premiums, net..........................................................       1,430               651
 Amortization relating to allocation and earned portion of stock plans..................       1,669             1,777
 Amortization of excess of cost over fair value of net assets acquired..................       2,281             1,936
 Amortization of mortgage servicing rights..............................................         414               433
 Depreciation and amortization..........................................................         911               770
 Net gain on securities.................................................................          (7)               (3)
 Net gain on loans sold.................................................................         (62)               (3)
 Proceeds from loans sold...............................................................      14,216             1,724
 Net gain on sale of real estate owned..................................................         (64)              (53)
 Decrease (increase) in accrued interest receivable, net................................         935              (625)
 Decrease (increase) in prepaid expenses and other assets...............................       4,962            (3,549)
 Increase in accrued expenses and other liabilities.....................................      23,482            24,503
                                                                                              ------           -------
     Net cash provided by operating activities..........................................      60,692            38,469
                                                                                              -------           ------

Cash flows from investing activities:
 (Originated and purchased loans) net of principal repayments...........................      (7,175)            1,205
 Purchases of mortgage-backed securities available-for-sale.............................    (331,826)         (271,365)
 Proceeds from sales of mortgage-backed securities available-for-sale...................     115,705           152,445
 Purchases of mortgage-backed securities held-to-maturity...............................     (85,189)          (67,242)
 Principal repayments from mortgage-backed securities...................................     249,783           109,127
 Purchases of debt securities available-for-sale........................................      (2,000)           (9,994)
 Purchases of debt securities held-to-maturity..........................................      (1,000)               --
 Proceeds from calls and maturities of debt securities..................................      18,545            10,000
 Proceeds from sales of debt securities available-for-sale..............................      14,157             2,699
 Purchases of office properties and equipment...........................................        (905)             (998)
 Proceeds from sales of real estate owned...............................................         442             2,257
 Cash and cash equivalents acquired in Continental Bank acquisition.....................         --              9,106
                                                                                            ---------            -----
     Net cash used in investing activities..............................................     (29,463)          (62,760)
                                                                                             --------          --------

Cash flows from financing activities:
 Increase in deposits...................................................................      18,947            30,150
 Decrease in advance payments by borrowers for taxes and insurance......................      (2,553)           (2,346)
 Proceeds from FHLB advances............................................................     424,381            15,200
 Repayment of FHLB advances...........................................................      (245,388)           (6,825)
 Proceeds from reverse repurchase agreements............................................     285,218           537,205
 Repayment of reverse repurchase agreements.............................................    (496,101)         (533,917)
 Purchases of treasury stock............................................................     (23,809)           (8,265)
 Net proceeds from issuance of common stock upon exercise of stock options..............         460             1,258
 Dividends paid.........................................................................      (3,168)           (2,628)
                                                                                              -------           -------
    Net cash (used in) provided by financing activities.................................     (42,013)           29,832
                                                                                             --------           ------

 Net (decrease) increase in cash and cash equivalents...................................     (10,784)            5,541
 Cash and cash equivalents at beginning of period.......................................      47,096            30,665
                                                                                              -------           ------
 Cash and cash equivalents at end of period.............................................    $ 36,312          $ 36,206
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





                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                        Consolidated Statements of Cash Flows, Continued
                                                           (Unaudited)
                                                     (Dollars in thousands)

                                                                                                  Six Months Ended
                                                                                                    December 31,
                                                                                                ----------------------
                                                                                                1998              1997
                                                                                                ----              ----
Supplemental disclosures of cash flow information

Cash paid during the six months ended for:

 Interest...............................................................................     $ 50,166          $ 40,552
                                                                                               ======            ======

 Income taxes...........................................................................     $    --           $    175
                                                                                               ======            ======

Non-cash investing activities:
 Transfers from loans to real estate owned..............................................     $    337           $ 2,620
                                                                                               ======             =====



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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1998 Annual Report on Form 10-K.

2.       IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to stockholders. SFAS No. 131 also requires that enterprises report certain information about their products and services, geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 but does not have to be applied to interim financial statements in the initial year of application. As the requirements of SFAS No. 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No.132 revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are not considered useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior periods presented. As the requirements of SFAS No. 132 are disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

         In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 conforms the accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Company believes the implementation of SFAS No. 134 will not have a material impact on the Company's financial condition or results of operations.


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

         Comprehensive income for the three and six months ended December 31, 1998 and 1997 is as follows:

                                                         Three Months Ended                Six  Months Ended
                                                             December 31,                      December 31,
                                                       ----------------------            ----------------------
                                                         1998          1997               1998            1997
                                                       --------       ------             ------          ------
                                                            (Unaudited)                         (Unaudited)
Net Income .......................................      $ 5,219       $ 4,887            $ 9,990         $ 9,628

Other comprehensive income, net of taxes:
         Change in net unrealized appreciation
         on securities available-for-sale
         net of reclassification adjustment.......       (5,160)        (208)             (3,956)          2,800
                                                         -------        -----            --------         ------

Comprehensive income..............................      $     59      $ 4,679            $ 6,034        $ 12,428
                                                         =======        =====              =====          ======

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 and is the holding company for Reliance Federal Savings Bank (the "Bank") and the subsidiaries of the Bank. On March 31, 1994, the Company issued 10,750,820 shares of common stock at $10.00 per share raising total net proceeds of $103.6 million of which $51.8 million was retained by the Company with the remaining net proceeds being used by the Company to purchase all of the outstanding stock of the Bank. As of December 31, 1998, the Company had 8,705,888 shares outstanding, all of which were common shares.

The Company is headquartered in Garden City, New York and its primary business currently consists of the operations of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities, corporate debt and equity securities and repurchase agreements. In addition, the Company completed the acquisition of Bank of Westbury, a Federal Savings Bank, in August 1995, Sunrise Bancorp, Inc. in January 1996 and Continental bank, a commercial bank, in October 1997, which were all merged into the Bank.

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

Financial Condition

As of December 31, 1998, total assets were $2.5 billion, a decrease of $13.4 million from June 30, 1998. Mortgage-backed securities increased $46.9 million, or 3.9%, during the quarter ended December 31, 1998, primarily due to increased purchases of fixed rate agency and private label collateralized mortgage obligations offset by amortization and prepayments. Debt and equity securities decreased $33.4 million, or 19.1%, from $175.1 million at June 30, 1998 to $141.7 million at December 31, 1998 as a result of sales and calls of debt securities.

Deposits increased $18.7 million, or 1.2%, during the six months ended December 31, 1998 as a result of growth in new certificate of deposit products while borrowings decreased $31.9 million, or 5.1%, from $630.2 million at June 30, 1998 to $598.3 million at December 31, 1998.

Treasury stock increased from $24.0 million at June 30, 1998 to $47.1 million at December 31, 1998 principally as a result of 894,000 shares repurchased during the six months ended December 31, 1998.

Non-performing assets

Non-performing loans totalled $7.5 million, or 0.77% of total loans, at December 31, 1998, as compared to $9.3 million, or 0.95% of total loans, at June 30, 1998. The lower level of non-performing loans is due to a large loan that paid off during the quarter ended December 31, 1998. Non-performing loans at December 31, 1998 were comprised of $5.0 million of loans secured by one- to four-family residences, $1.7 million of commercial real estate loans, $586,000 of commercial loans and $243,000 of guaranteed student and other loans.

For the quarter ended December 31, 1998, the Company's loan loss provision was $350,000 as compared to $150,000 in the prior linked quarter ended September 30, 1998 and $300,000 in the prior year quarter. The higher provision during the quarter ended December 31, 1998 primarily relates to the higher level of charge-offs recorded during the quarter. For the three and six months ended December 31, 1998, the Company experienced net charge-offs of $209,000 and $216,000, respectively. The higher level of charge-offs during the quarter ended December 31, 1998 was due to the Bank partially charging-off the loan balance on a non-performing commercial real estate loan. The Company's allowance for loan losses totalled $9.2 million at December 31, 1998 as compared to $8.9 million at June 30, 1998 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 123.34% and 0.95%, respectively, and 96.12% and 0.91%, respectively. Management believes the allowance for loan losses at December 31, 1998 is adequate and sufficient reserves are presently maintained to cover losses on non-performing loans.

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




                                                                                     December 31,      June 30,
                                                                                        1998             1998
                                                                                        ----             ----
                                                                                       (Dollars in thousands)
Non-accrual mortgage loans delinquent more than 90 days....................          $  6,337           $ 8,218
Non-accrual commercial loans delinquent more than 90 days..................               586               567
Non-accrual other loans delinquent more than 90 days.......................               325               316
                                                                                       ------             -----
    Total non-accrual loans delinquent more than 90 days...................             7,248             9,101
Loans 90 days or more delinquent and still accruing........................               231               201
                                                                                       ------             -----
Total non-performing loans.................................................             7,479             9,302
Total foreclosed real estate, net of related allowance for losses..........               679               755
                                                                                       ------             -----
Total non-performing assets................................................           $ 8,158           $10,057
                                                                                       ======            ======

Non-performing loans to total loans........................................               0.77%            0.95%
Non-performing assets to total assets......................................               0.33%            0.40%
Allowance for loan losses to non-performing loans..........................             123.34%           96.12%
Allowance for loan losses to total loans...................................               0.95%            0.91%

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

At December 31, 1998, $751.8 million, or 32.2%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $791.7 million, of which $416.5 million, or 52.6%, were adjustable-rate loans and $375.2 million, or 47.4%, were fixed

-rate loans. The Bank's commercial loan portfolio totalled $48.3 million, of which $39.7 million, or 82.1%, were adjustable-rate loans and $8.6 million, or 17.9%, were fixed-rate loans. In addition, at December 31, 1998, the Bank's consumer loan portfolio totalled $131.1 million, of which $103.7 million, or 79.1%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $27.5 million, or 20.9%, were fixed-rate home-equity and other consumer loans.

At December 31, 1998, the mortgage-backed securities portfolio totalled $1.2 billion, of which $191.9 million, or 15.5%, of the mortgage-backed portfolio were adjustable-rate securities and $1.0 billion, or 84.5%, were fixed-rate securities. The mortgage-backed securities portfolio classified as available-for-sale totalled $960.2 million of which $128.9 million, or 13.4%, were adjustable rate securities and $831.3 million, or 86.6%, were fixed-rate securities. The mortgage-backed securities portfolio classified as held-to-maturity totalled $276.3 million of which $63.0 million, or 22.8%, were adjustable rate securities and $213.3 million, or 77.2%, were fixed-rate securities.

During the six months ended December 31, 1998, the Bank purchased approximately $417.0 million of agency and private label collateralized mortgage obligations. In addition, during the six months ended December 31, 1998 the Bank sold approximately $51.9 million of 30 year mortgage-backed securities, $43.8 million of agency and private label collateralized mortgage obligations and $20.0 million of adjustable-rate securities. The Bank has continued to reposition its securities portfolio by purchasing agency and private label collateralized mortgage obligations in order to increase the incremental yield of the portfolio as well as shorten the duration of the securities portfolio. Management believes that these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment, and interest rate options available. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements and FHLB-NY advances, and from sales and principal repayments of mortgaged-backed securities..

Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997.

General. Net income for the three months ended December 31, 1998 was $5.2 million, an increase of $332,000, or 6.8%, from $4.9 million in the prior year period. Net income for the quarter ended December 31, 1998 represents an annualized return on average assets and average tangible equity of 0.84% and 17.89%, respectively as compared to 0.89% and 15.87%, respectively, in the prior year period.

Interest Income. Interest income increased $3.1 million, or 7.9%, from $39.3 million for the three months ended December 31, 1997, to $42.4 million for the three months ended December 31, 1998. The increase resulted from an increase of $273.2 million, or 13.3%, in the average balance of interest-earning assets from $2.1 billion for the 1997 period to $2.3 billion for the 1998 period and a decrease in the average yield of interest-earning assets from 7.62% in the prior year period to 7.26%. The growth in interest-earning assets was directly attributable to assets acquired from Continental Bank and the Bank's increased purchases of mortgage-backed securities and increased originations of multi-family loans. Interest income from consumer and other loans decreased $383,000, or 12.2% from $3.1 million in the prior year period to $2.7 million for the 1998 period due to a $10.2 million decrease in the average balance of consumer and other loans and a 48 basis point decrease in the average yield of consumer and other loans. For the three months ended December 31, 1998, interest income from mortgage-backed securities increased $2.3 million, or 13.4%, from $17.5 million for the 1997 period to $19.8 million for the 1998 period, primarily due to an increase of $203.5 million, or 20.1%, in the average balance of mortgage-backed securities offset by a decrease in the average yield on these securities of 40 basis points from 6.97% for the 1997 period to 6.57% for the 1998 period. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of private label collateralized mortgage obligations and securities acquired from Continental Bank. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans.

Interest Expense. Interest expense for the three months ended December 31, 1998, was $24.8 million, an increase of $2.7 million, or 12.2%, from $22.1 million for the three months ended December 31, 1997. The increase in interest expense is related to a $278.5 million, or 14.5%, increase in the average balance of interest-bearing liabilities from $1.9 billion for the 1997 period to $2.2 billion for the 1998 period offset by a 9 basis point decrease in the cost of interest-bearing liabilities from 4.60% for the 1997 period to 4.51% for the 1998 period. The decrease in the average cost of interest-bearing liabilities resulted primarily from a lower interest rate environment during the quarter ended December 31, 1998. Interest expense on deposits decreased $212,000, or 1.3%, from $16.2 million for the 1997 period to $16.0 million for the 1998 period, primarily as a result of a 24 basis point decrease in the average cost of such deposits from 4.27% in the 1997 period to 4.03% in the 1998 period offset by a $77.7 million, or 5.0% increase in the average balance of such deposits. Interest expense on borrowed funds increased $2.9 million, or 49.5%, from $5.9 million for the 1997 period to $8.8 million for the 1998 period primarily due to a $211.1 million, or 52.7%, increase in the average balance of borrowings from $400.9 million in the 1997 period to $612.0 million for the 1998 period offset by a 13 basis point decrease in the average cost of such borrowings from 5.87% in the 1997 period to 5.74% in the 1998 period. The Bank continues to use borrowings to leverage its capital and fund asset growth. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances, have been reinvested by the Bank in mortgage-backed securities and loans, leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income increased to $17.6 million for the quarter ended December 31, 1998, an increase of $412,000, or 2.4%, from $17.2 million for the quarter ended December 31, 1997. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.3 billion for the quarter ended December 31, 1998 from $2.1 billion for the quarter ended December 31, 1997. The growth in average interest-earning assets resulted from increased investments in mortgage-backed securities and debt securities. As a result of a continued flat interest rate yield curve and the leveraging of the proceeds from the trust preferred securities, the Bank's net interest spread declined to 2.75% from 3.02% and its net interest margin declined to 3.02% from 3.34%, respectively, for the quarters ended December 31, 1998 and 1997. For the quarter ended December 31, 1998, the yield on interest-earning assets was 7.26% and the cost of interest-bearing liabilities was 4.51% as compared to 7.62% and 4.60%, respectively, for the quarter ended December 31, 1997.

Provision for Loan Losses. The provision for loan losses totalled $350,000 for the three months ended December 31, 1998 compared to $300,000 for the three months ended December 31, 1997. The Company increased its provision for loan losses during the quarter due to higher charge-offs during the quarter and to increase its loan loss coverage ratios. Management believes that, based on information currently known to management, the provision for possible loan losses and the allowance for possible loan losses are currently reasonable and adequate to cover potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Non-Interest Income. Non-interest income increased $245,000, or 14.5%, from $1.7 million in the prior year quarter to $1.9 million in the quarter ended December 31, 1998. The increase is mainly the result of additional fee income from the acquisition of Continental Bank's check cashing operations and ATM transactions.

Non-Interest Expense. Non-interest expense totalled $9.9 million for the quarter ended December 31, 1998, a $78,000, or 0.8%, increase from $9.8 million recorded in the prior year quarter. For the quarter ended December 31, 1998, compensation and benefits expense decreased to $5.0 million, a decrease of $41,000, or 0.8%, from $5.1 million for the quarter ended December 31, 1997. The decrease is due to lower ESOP and RRP expenses. For the quarter ended December 31, 1998, ESOP and RRP expenses were collectively $756,000, a decrease of $133,000, or 14.9% from $889,000 recorded in the prior year quarter.

Income Tax Expense. Income tax expense was $4.1 million for the quarter ended December 31, 1998 representing an effective income tax rate of 43.7% as compared to $3.9 million and an effective tax rate of 44.1% in the prior year. The Bank's effective income tax rate is primarily affected by the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided as well as associated tax benefits related to a subsidiary of the Bank.

Comparison of Operating Results for the Six Months Ended December 31, 1998 and 1997.

General. The Company reported net income of $10.0 million for the six months ended December 31, 1997 as compared to $9.6 million for the six months ended December 31, 1997.

Interest Income. Interest income increased $9.8 million, or 13.0%, from $75.4 million for the six months ended December 31, 1997 to $85.2 million for the six months ended December 31, 1998. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.3 billion for the six months ended December 31, 1998 from $2.0 billion for the six months ended December 31, 1997. The growth in interest-earning assets was directly attributable to assets acquired from Continental Bank, the Bank's increased purchases of mortgage-backed securities and increased originations of multi-family loans. For the six months ended December 31, 1997, interest income from mortgage-backed securities increased $6.1 million, or 18.2%, from $33.5 million for the 1997 period to $39.6 million for the 1998 period, primarily due to an increase of $252.7 million, or 26.4%, in the average balance of mortgage-backed securities offset by a 46 basis points decrease in the average yield on these securities from 7.04% for the 1997 period to 6.58% for the 1998 period. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of shorter duration private label collateralized mortgage obligations securities and securities acquired from Continental Bank. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans.

Interest Expense. Interest expense for the six months ended December 31, 1998, was $50.4 million, an increase of $8.2 million, or 19.4%, from $42.2 million for the six months ended December 31, 1997. The increase in interest expense is related to a $351.2 million, or 19.0%, increase in the average balance of interest-bearing liabilities and a 1 basis point increase in the cost of interest-bearing liabilities from 4.57% for the 1997 period to 4.58% for the 1998 period. Interest expense on total deposits increased $1.5 million, or 4.7%, from $31.2 million for the 1997 period to $32.6 million for the 1998 period, primarily as a result of a $136.3 million, or 9.0%, increase in the average balance of deposits offset by a 12 basis point decrease in the average cost of such deposits from 4.23% for the 1997 period to 4.11% for the 1998 period. Interest expense on borrowed funds increased $6.7 million, or 60.7%, from $11.1 million for the 1997 period to $17.8 million for the 1998 period. Borrowings averaged $612.6 million for the six months ended December 31, 1998, an increase of $235.1 million, or 62.3%, from $377.4 million for the six months ended December 31, 1997. Borrowed funds, principally reverse repurchase agreements and FHLB-NY advances have been reinvested by the Bank in mortgage-backed securities and multi-family loans leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income increased to $34.8 million for the six months ended December 31, 1998, an increase of $1.6 million, or 4.8%, from $33.2 million for the six months ended December 31, 1997. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.3 billion for the six months ended December 31, 1998 from $2.0 billion for the six months ended December 31, 1997. The growth in interest-earning assets was from assets acquired from the Continental Bank acquisition and increased purchases of mortgage-backed securities and debt securities. As a result of a continued flat yield curve and the leveraging of the proceeds from the trust preferred securities, the Bank's net interest spread declined from 3.07% for the six months ended December 31, 1997 to 2.69% for the six months ended December 31, 1998. The yield on interest-earning assets was 7.27% for the six months ended December 31, 1998 and the cost of interest-bearing liabilities was 4.58% as compared to 7.64% and 4.57%, respectively for the six months ended December 31, 1997.

Provision for Loan Losses. The provision for loan losses totalled $500,00 for the six months ended December 31, 1998 as compared to $1.2 million for the six months ended December 31, 1997.

Non-performing loans at December 31, 1998 were comprised of $5.0 million of loans secured by one- to four-family residences, $1.7 million of commercial real estate loans, $586,000 of commercial loans and $243,000 of guaranteed student loans. The Company's allowance for loan losses totalled $9.2 million at December 31, 1998 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 123.34% and 0.95%, respectively. The Company's non-performing assets to total assets ratio was 0.33% at December 31, 1998. Net charge-offs were $216,000 for the six months ended December 31, 1998. Management believes that, based on information currently known to management, the provision for possible loan losses and the allowance for possible loan losses are currently reasonable and adequate to cover potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Non-Interest Income. Non-interest income decreased $147,000, or 3.7%, from $4.0 million for the six months ended December 31, 1997 to $3.8 million for the six months ended December 31, 1998. The slight decrease was due to a gain recognized in the prior year period from a condemnation award received from an inactive joint venture offset by additional fee income generated from the check cashing operations acquired from Continental Bank and increased deposit fee income in the current year period.

Non-Interest Expense. Non-interest expense totalled $20.3 million for the six months ended December 31, 1998 as compared to $19.0 million for the six months ended December 31, 1997, an increase of $1.3 million, or 6.9%. This increase is mainly the result of higher compensation expense, goodwill amortization and other occupancy costs associated with the Continental Bank acquisition offset by lower advertising expense. For the six months ended December 31, 1998, compensation and benefits expense increased $724,000, or 7.6%, to $10.3 million from $9.6 million for the six months ended December 31, 1997. The increase in compensation and benefits expense is due to the addition of banking offices, check cashing and commercial lending personnel from the Continental Bank acquisition and normal salary adjustments. Occupancy and equipment expense increased $409,000, or 13.6%, from $3.0 million for the six months ended December 31, 1997 to $3.4 million for the six months ended December 31, 1998 due to costs associated with the operation of two new banking offices and five check cashing facilities.

Income Tax Expense. Income tax expense was $7.9 million for the six months ended December 31, 1998 and $7.4 million for the six months ended December 31, 1997. The effective income tax rates were 44.0% for the 1998 period as compared to 43.4% for 1997 period.

Liquidity and Capital Resources

The Company's current primary sources of funds are principal and interest payments and sales of investments securities and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. During the quarter ended December 31, 1998, the Bank made a dividend payment of $8.0 million to the Company. The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking-related business, payments of dividends or repurchase its common stock.

On November 6, 1998, the Company announced the completion of its seventh stock repurchase program and the approval by its Board of Directors for an eighth stock repurchase plan to repurchase up to 500,000 of the Company's outstanding shares. As of January 20, 1998, the Company has not repurchased any shares under this repurchase program. During the quarter ended December 31, 1998, the Company repurchased 298,500 shares at an aggregate cost of $8.2 million.

On December 16, 1998, the Board of Directors declared a regular cash dividend of $0.18 per common share for the quarter ending December 31, 1998. The dividend was paid on January 15, 1999 to stockholders of record on January 4, 1999.

The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity is currently 4.0%. The Bank's liquidity ratio averaged 4.8% for the six months ended December 31, 1998.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1998, assets qualifying for liquidity, including cash, US government obligations and other eligible securities, totalled $194.6 million.

The Bank's primary sources of funds are principal and interest payments on loans, mortgage-backed securities and debt and equity securities, deposits, advances from the FHLB-NY, borrowings under reverse repurchase agreements and sales of loans. While maturities and scheduled amortization of loans, mortgage-backed securities and debt and equity securities are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During the six months ended December 31, 1998, principal payments on loans and mortgage-backed securities totalled $168.5 million and $249.8 million, respectively, as compared to $104.1 million and $109.1 million, respectively, in the prior year period. In addition, during the six months ended December 31, 1998, the Bank sold $115.7 million of mortgage-backed securities. At December 31, 1998, advances from the FHLB-NY and borrowings under reverse repurchase agreements and capital trust securities totalled $598.3 million, a decrease of $31.9 million, from $630.2 million at June 30, 1998. Deposits increased $18.7 million, or 1.1%, during the quarter ended December 31, 1998 as a result of growth in new certificate of deposit products.

The primary investment activity of the Bank is the origination of mortgage, commercial and consumer loans, and the purchase of mortgage loans and mortgage-backed securities. During the six months ended December 31, 1998, the Bank originated and purchased mortgage, commercial and consumer loans in the amount of $70.6 million, $85.7 million and $19.2 million, respectively. During the six months ended December 31, 1998, the Bank purchased $417.0 million of mortgage-backed securities of which $331.8 million were classified as available-for-sale and $85.2 million were classified as held-to-maturity.

At December 31, 1998, the Bank had outstanding loan commitments of $35.5 million, open home equity lines of credit of $50.3 million and $16.4 million of open commercial lines of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998 totalled $815.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 1998, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 6.36%, 6.36% and 16.13%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

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

Presently, the Company does not have a formal contingency plan in the event that its computer software and hardware vendors are not Year 2000 compliant. Based upon discussions with the Company's computer software and hardware vendors, including its data processing vendors, such vendors have indicated that they are performing testing and will be Year 2000 compliant. However, the Company will monitor the progress of its vendors to determine if a formal contingency plan is necessary and take all steps necessary to become Year 2000 compliant with all computer software programs and hardware.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1998 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1998. There have been no material changes in the Company's market risk at December 31, 1998 as compared to June 30, 1998. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At December 31, 1998, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities and wholesale funds from June 30, 1998 to December 31, 1998.

GAP Analysis. The one-year cumulative interest sensitivity gap as a percentage of total assets falls within 4.5% of the level at June 30, 1998 utilizing similar assumptions as at June 30, 1998.

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

At December 31, 1998, the Company's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) was a negative gap of $204.0 million , or (8.21%) of total assets at December 31, 1998 as compared to a negative gap of $213.7 million, or (8.60)% of total assets at June 30, 1998. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at December 31, 1998, compared to June 30, 1998, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

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


Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Company held its Annual Meeting of Shareholders on November 10, 1998 (The Annual Meeting).

                    At the Annual Meeting, the shareholders of the Company elected Raymond L. Nielsen, Conrad J. Gunther Jr. and J. William Newby as directors of the Company each to serve for a three year term and in any case, until the election and qualification of their respective successors. In addition, the shareholders of the Company ratified the appointment of KPMG LLP as independent auditors of the Company for its 1999 fiscal year.

                  The number of votes cast at the meeting as to each matter acted upon were as follows:

         (a)      Election of Directors:
                                             For        Withheld
                                             ---        --------

                  Raymond L. Nielsen       7,985,646     40,510
                  Conrad J. Gunther Jr.    7,986,288     39,868
                  J. William Newby         7,984,496     41,660

         (b)      The   ratification   of  the   appointment  of  KPMG  LLP,  as
                  independent auditors of Reliance Bancorp, Inc. for the fiscal year ending June 30, 1999.

                                    For:             7,993,933
                                    Against:            28,755
                                    Abstained:           3,468

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

                  b)        Reports on Form 8-K

                    1) The Company filed Form 8-K on November 13, 1998, which included a copy of the Company's press release dated
                    November 6, 1998 announcing the eighth stock repurchase program and the completion of the seventh stock repurchase program.

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







/s/ Raymond A. Nielsen     02/10/99         /s/ Paul D. Hagan         02/10/99
----------------------     --------         -----------------         --------
    Raymond A. Nielsen                          Paul D. Hagan
    Chief Executive Officer                     Chief Financial Officer