Form 10-Q
period 1999-03-31
RELIANCE BANCORP INC
filed 1999-05-17
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                  For the quarterly period ended March 31, 1999


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 10, 1999, there were 8,583,454 shares of common stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements - Unaudited

           Consolidated Statements of Condition at March 31, 1999 and June 30, 1998 (Unaudited)

           Consolidated Statements of Income for the Three Months and Nine Months Ended March 31, 1999 and 1998 (Unaudited)

           Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1999 and 1998 (Unaudited)

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

           Exhibits



                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                              Consolidated Statements of Condition
                                                           (Unaudited)
                                     (Dollars in thousands, except share and per share data)
                                                                                                      March 31,      June 30,
Assets                                                                                                  1999           1998
------                                                                                               ----------      -------
Cash and due from banks......................................................................        $ 29,617        $ 37,596
Money market investments.....................................................................              --           9,500
Debt and equity securities available-for-sale................................................          116,062        134,907
Debt and equity securities held-to-maturity (with estimated
   market values of $40,020 and $40,509, respectively).......................................          39,950          40,189
Mortgage-backed securities available-for-sale................................................         965,061         940,347
Mortgage-backed securities held-to-maturity (with estimated
   market values of $280,770 and $252,332, respectively).....................................         278,468         249,259
Loans receivable:
     Mortgage loans..........................................................................         791,434         790,951
     Commercial loans........................................................................          43,408          49,887
     Consumer and other loans................................................................         126,567         137,900
       Less allowance for loan losses........................................................          (9,324)         (8,941)
                                                                                                      --------       ---------
             Loans receivable, net...........................................................         952,085         969,797
Accrued interest receivable, net.............................................................          14,354          14,958
Office properties and equipment, net.........................................................          15,867          15,436
Prepaid expenses and other assets............................................................           6,347          11,732
Mortgage servicing rights....................................................................           1,686           2,317
Excess of cost over fair value of net assets acquired........................................          55,514          58,936
Real estate owned, net.......................................................................             414             755
                                                                                                    ---------       ---------
             Total assets....................................................................     $ 2,475,425     $ 2,485,729
                                                                                                    =========       =========

Liabilities and Stockholders' Equity
Deposits.....................................................................................     $ 1,607,439     $ 1,628,298
Borrowed Funds...............................................................................         655,386         630,206
Advance payments by borrowers for taxes and insurance........................................          13,302           9,806
Accrued expenses and other liabilities.......................................................          19,425          22,555
                                                                                                    ---------       ---------
             Total liabilities...............................................................       2,295,552       2,290,865
                                                                                                    ---------       ---------

Commitments
Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued....................................................................              --              --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued;  8,680,142 and 9,564,988
    outstanding, respectively................................................................             108             108
Additional paid-in capital...................................................................         120,444         117,909
Retained earnings, substantially restricted..................................................         112,609         102,305
Accumulated other comprehensive income:
   Net unrealized (depreciation) appreciation on securities
    available-for-sale, net of taxes.........................................................          (1,011)          4,212
Less:
Unallocated common stock held by ESOP........................................................          (3,933)         (4,554)
Unearned common stock held by RRP............................................................            (108)           (713)
Common stock held by SERP (at cost)..........................................................            (373)           (373)
Treasury stock, at cost (2,070,678 and 1,185,832 shares, respectively).......................         (47,863)        (24,030)
                                                                                                      --------        --------
     Total stockholders' equity..............................................................         179,873         194,864
                                                                                                      -------         -------
            Total liabilities and stockholders' equity.......................................     $ 2,475,425     $ 2,485,729
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







                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                                Consolidated Statements of Income
                                                           (Unaudited)
                                          (Dollars in thousands, except per share data)

                                                                       Three Months Ended                Nine Months Ended
                                                                            March 31,                        March 31,
                                                                     ------------------------           ---------------------
                                                                      1999             1998              1999            1998
                                                                     -------         --------           ------          -----
Interest income:
   First mortgage loans.......................................       $ 15,310       $ 15,966          $ 46,908       $ 47,693
   Commercial loans...........................................          1,100          1,334             3,790          2,524
   Consumer and other loans...................................          2,546          3,017             8,217          9,172
   Mortgage-backed securities.................................         20,015         16,714            59,579         50,189
   Money market investments...................................             33             58               254            338
   Debt and equity securities.................................          2,435          1,357             7,933          3,979
                                                                     --------         ------           -------       --------
      Total interest income...................................         41,439         38,446           126,681        113,895
                                                                      -------         ------           -------        -------

Interest expense:
   Deposits...................................................         15,174         15,990            47,796         47,153
   Borrowed funds.............................................          8,784          5,434            26,601         16,518
                                                                      -------        -------           -------        -------
      Total interest expense..................................         23,958         21,424            74,397         63,671
                                                                      -------        -------           -------        -------
      Net interest income before provision for loan losses....         17,481         17,022            52,284         50,224
   Provision for loan losses..................................            150            300               650          1,500
                                                                     --------        -------          --------        -------
      Net interest income after provision for loan losses.....         17,331         16,722            51,634         48,724
                                                                      -------        -------           -------        -------

Non-interest income:
   Loan fees and service charges..............................            422            345               847            718
   Other operating income.....................................          1,055            948             3,129          2,474
   Income from Money Centers..................................            628            637             1,930          1,207
   Condemnation award on joint venture........................             --             --                --          1,483
   Net gain (loss) on securities..............................             12             (8)               19             (5)
                                                                      -------        --------          -------         -------
      Total non-interest income...............................          2,117          1,922             5,925          5,877
                                                                       ------         ------            ------         ------

Non-interest expense:
   Compensation and benefits..................................          5,143          5,191            15,440         14,764
   Occupancy and equipment....................................          1,864          1,776             5,282          4,785
   Federal deposit insurance premiums.........................            245            237               698            690
   Advertising................................................            283            208               776            912
   Other operating expenses...................................          1,657          1,675             4,913          4,799
                                                                       ------        -------           -------        -------
      Total general and administrative expenses...............          9,192          9,087            27,109         25,950
   Real estate operations, net................................             17             12                90            170
   Amortization of excess of cost over fair value
     of net assets acquired...................................          1,141          1,141             3,422          3,077
                                                                      -------        -------          --------        -------
   Total non-interest expense.................................         10,350         10,240            30,621         29,197
                                                                      -------        -------           -------        -------

Income before income taxes....................................          9,098          8,404            26,938         25,404
Income tax expense ...........................................          4,022          3,746            11,872         11,118
                                                                      -------        -------           -------        -------

Net income....................................................        $ 5,076        $ 4,658          $ 15,066       $ 14,286
                                                                        =====          =====            ======         ======

Net income per common share:
                 Basic........................................         $ 0.61         $ 0.51            $ 1.76         $ 1.62
                                                                        =====           ====              ====           ====
                 Diluted......................................         $ 0.58         $ 0.48            $ 1.68         $ 1.53
                                                                         ====           ====              ====           ====

                             See  accompanying  notes to unaudited  consolidated financial statements.






                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                      (Dollars in thousands)
                                                                                                 Nine Months Ended
                                                                                                     March 31,
                                                                                             --------------------------
Cash flows from operating activities:                                                          1999               1998
                                                                                             -------             ------
 Net income.............................................................................    $ 15,066           $ 14,286
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
 Provision for loan losses..............................................................         650              1,500
 Provision for losses on real estate owned..............................................          28                110
 Amortization of premiums, net..........................................................       1,761              1,645
 Amortization relating to allocation and earned portion of stock plans..................       2,490              2,695
 Amortization of excess of cost over fair value of net assets acquired..................       3,422              3,077
 Amortization of mortgage servicing rights..............................................         631               495
 Depreciation and amortization..........................................................       1,374             1,191
 Net (gain) loss on securities..........................................................         (19)                5
 Net gain on loans sold.................................................................        (113)               (7)
 Proceeds from loans sold...............................................................      24,019             2,455
 Net gain on sale of real estate owned..................................................         (61)             (132)
 Decrease (increase) in accrued interest receivable, net................................         604              (452)
 Decrease in prepaid expenses and other assets..........................................       7,074             1,074
 Increase (decrease) in accrued expenses and other liabilities..........................         606            (2,963)
                                                                                             -------           --------
     Net cash provided by operating activities..........................................      57,532            24,979
                                                                                              ------           -------

Cash flows from investing activities:
 (Originated and purchased loans) net of principal repayments...........................      (7,261)            8,021
 Purchases of mortgage-backed securities available-for-sale.............................    (584,045)         (335,478)
 Proceeds from sales of mortgage-backed securities available-for-sale...................     248,260           165,208
 Purchases of mortgage-backed securities held-to-maturity...............................    (106,292)          (67,242)
 Principal repayments from mortgage-backed securities...................................     379,675           216,056
 Purchases of debt securities available-for-sale........................................     (16,873)           (9,994)
 Purchases of debt securities held-to-maturity..........................................      (2,253)               --
 Proceeds from calls and maturities of debt securities..................................      21,545            12,505
 Proceeds from sales of debt securities available-for-sale..............................      14,157             4,870
 Purchases of office properties and equipment...........................................      (1,850)           (1,191)
 Proceeds from sales of real estate owned...............................................         715             2,448
 Cash and cash equivalents acquired in Continental Bank acquisition.....................          --             9,106
                                                                                             -------            ------
     Net cash (used in) provided by investing activities................................     (54,222)            4,309
                                                                                             --------            -----

Cash flows from financing activities:
 (Decrease) increase in deposits........................................................     (20,516)           20,261
 Decrease in advance payments by borrowers for taxes and insurance......................       3,496             4,929
 Proceeds from FHLB advances............................................................     801,892            55,200
 Repayment of FHLB advances...........................................................      (600,202)           (6,825)
 Proceeds from reverse repurchase agreements............................................     408,419           758,981
 Repayment of reverse repurchase agreements.............................................    (584,929)         (830,584)
 Purchases of treasury stock............................................................     (24,859)          (11,883)
 Net proceeds from issuance of common stock upon exercise of stock options..............         564             2,398
 Dividends paid.........................................................................      (4,654)           (4,079)
                                                                                             --------         ---------
    Net cash used in financing activities...............................................     (20,789)          (11,602)
                                                                                             --------         ---------

 Net (decrease) increase in cash and cash equivalents...................................     (17,479)           17,686
 Cash and cash equivalents at beginning of period.......................................      47,096            30,665
                                                                                             -------           -------
 Cash and cash equivalents at end of period.............................................    $ 29,617          $ 48,351
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





                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                        Consolidated Statements of Cash Flows, Continued
                                                           (Unaudited)
                                                     (Dollars in thousands)

                                                                                                  Nine Months Ended
                                                                                                       March 31,
                                                                                               ------------------------
                                                                                                1999              1998
                                                                                               ------            ------

Supplemental disclosures of cash flow information

Cash paid during the nine months ended for:

 Interest...............................................................................     $ 73,598          $ 63,751
                                                                                               ======            ======

 Income taxes...........................................................................     $ 12,462          $ 11,077
                                                                                               ======            ======

Non-cash investing activities:
 Transfers from loans to real estate owned..............................................       $  340          $  3,399
                                                                                                  ===             =====



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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1998 Annual Report on Form 10-K.

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

Comprehensive income for the three and nine months ended March 31, 1999 and 1998 is as follows:

                                                               Three Months Ended      Nine Months Ended
                                                                   March 31,                March 31,
                                                              --------------------    -------------------
                                                               1999         1998      1999           1998
                                                               ----         ----      ----           ----
                                                                  (Unaudited)              (Unaudited)
Net Income ...............................................     $ 5,076     $4,658      $15,066    $14,286
Other comprehensive income, net of taxes:
         Change in net unrealized appreciation
         on securities available-for-sale
         net of reclassification adjustment...............     (1,267)      (465)      (5,223)      2,335
                                                               -------      -----      -------      -----

Comprehensive income......................................    $  3,809     $4,193      $ 9,843    $16,621
                                                                =======     =====       ======     ======

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

Financial Condition

As of March 31, 1999, total assets were $2.5 billion, a decrease of $10.3 million from June 30, 1998. Mortgage-backed securities increased $53.9 million, or 4.5%, during the nine months ended March 31, 1999, primarily due to increased purchases of private label collateralized mortgage obligations and adjustable rate securities offset by amortization and prepayments. Investment securities decreased $19.1 million, or 10.9%, from $175.1 million at June 30, 1998 to $156.0 million at March 31, 1999 as a result of sales and calls of debt securities.

Deposits decreased $20.9 million, or 1.3%, during the nine months ended March 31, 1999 as a result of a reduction in certificate of deposit products while borrowings increased $25.2 million, or 4.0%, from $630.2 million at June 30, 1998 to $655.4 million at March 31, 1999 as a result of additional FHLB advances.

Treasury stock increased from $24.0 million at June 30, 1998 to $47.9 million at March 31, 1999 as a result of 884,846 shares repurchased net of stock options exercised during the nine months ended. During the quarter ended March 31, 1999, the Company repurchased 36,207 at an aggregate cost of $1.0 million.

Non-performing assets

Non-performing loans totaled $7.2 million, or 0.75% of total loans at March 31, 1999 as compared to $9.3 million, or 0.95% of total loans, at June 30, 1998. The lower level of non-performing loans is due to a large loan satisfaction during the nine months ended March 31, 1999. Non-performing loans at March 31, 1999 were comprised of $4.6 million of loans secured by one- to four-family residences, $1.6 million of commercial real estate loans, $678,000 of commercial loans and $311,000 of guaranteed student and other loans.

For the quarter and nine months ended March 31, 1999, the Company's loan loss provision was $150,000 and $650,000, respectively and net charge-offs were $52,000 and $268,000, respectively. The Company's allowance for loan losses totalled $9.3 million at March 31, 1999 as compared to $8.9 million at June 30, 1998 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 128.71% and 0.97% at March 31, 1999 compared to 96.12% and 0.91% at June 30, 1998, respectively. Management believes the allowance for loan losses at March 31, 1999 is adequate and sufficient reserves are presently maintained to cover losses on non-performing loans.

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



                                                                                  March 31,       June 30,
                                                                                    1999            1998
                                                                                    ----            ----
                                                                                   (Dollars in thousands)
Non-accrual mortgage loans delinquent more than 90 days....................      $  5,876         $ 8,218
Non-accrual commercial loans delinquent more than 90 days..................           678             567
Non-accrual other loans delinquent more than 90 days.......................           380             316
                                                                                    -----           -----
    Total non-accrual loans delinquent more than 90 days...................         6,934           9,101
Loans 90 days or more delinquent and still accruing........................           310             201
                                                                                    -----           -----
Total non-performing loans.................................................         7,244           9,302
Total foreclosed real estate, net of related allowance for losses..........           414             755
                                                                                    -----           -----
Total non-performing assets................................................       $ 7,658        $ 10,057
                                                                                    =====          ======







Non-performing loans to total loans........................................               0.75%            0.95%
Non-performing assets to total assets......................................               0.31%            0.40%
Allowance for loan losses to non-performing loans..........................             128.71%           96.12%
Allowance for loan losses to total loans...................................               0.97%            0.91%

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

At March 31, 1999, $874.5 million, or 37.3%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $791.4 million, of which $408.8 million, or 51.7%, were adjustable-rate loans and $382.6 million, or 48.3%, were fixed-rate loans. The Bank's commercial loan portfolio totalled $43.4 million, of which $32.6 million, or 75.1%, were adjustable-rate loans and $10.8 million, or 24.9%, were fixed-rate loans. In addition, at March 31, 1999, the Bank's consumer loan portfolio totalled $126.6 million, of which $99.4 million, or 78.5%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $27.2 million, or 21.5%, were fixed-rate home-equity and other consumer loans.

At March 31, 1999, the mortgage-backed securities portfolio totalled $1.2 billion, of which $333.7 million, or 26.8%, of the mortgage-backed portfolio were adjustable-rate securities and $909.8 million, or 73.2%, were fixed-rate securities. The mortgage-backed securities portfolio classified as available-for-sale totalled $965.1 million of which $275.5 million, or 28.6%, were adjustable rate securities and $689.5 million, or 71.4%, were fixed-rate securities. The mortgage-backed securities portfolio classified as held-to-maturity totalled $278.5 million of which $58.2 million, or 20.9%, were adjustable rate securities and $220.3 million, or 79.1%, were fixed-rate securities.

During the nine months ended March 31, 1999, the Bank purchased approximately $531.5 million of agency and private label collateralized mortgage obligations and $158.8 million of 1 year adjustable rate mortgage-backed securities. In addition, during the nine months ended March 31, 1999 the Bank sold approximately $62.5 million of 30 year fixed rate mortgage-backed securities, $165.8 million of agency and private label collateralized mortgage obligations and $20.0 million of adjustable-rate securities. The Bank has continued to reposition its securities portfolio by purchasing agency and private label collateralized mortgage obligations in order to increase the incremental yield of the portfolio as well as shorten the duration of the securities portfolio. The Bank has recently begun to purchase adjustable rate mortgage-backed securities in order to adjust to interest rate changes. Management believes that these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment, and interest rate options available. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements and FHLB-NY advances, and from sales and principal repayments of mortgaged-backed securities.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998.

General. Net income for the three months ended December 31, 1998 was $5.1 million, an increase of $418,000, or 9.0%, from $4.7 million in the prior year period. Net income for the quarter ended March 31, 1999 represents an annualized return on average assets and average tangible equity of 0.82% and 16.84%, respectively as compared to 0.85% and 14.72%, respectively, in the prior year period.

Interest Income. Interest income increased $3.0 million, or 7.8%, from $38.5 million for the three months ended March 31, 1998, to $41.4 million for the three months ended March 31, 1999. The increase resulted from an increase of $285.4 million, or 13.9%, in the average balance of interest-earning assets from $2.1 billion for the 1998 period to $2.3 billion for the 1999 period offset by a decrease in the average yield of interest-earning assets from 7.47% in the prior year period to 7.08%. The growth in average interest-earning assets resulted from increased investments in mortgage-backed securities and debt securities. For the three months ended March 31, 1999, interest income from mortgage-backed securities increased $3.3 million, or 19.7%, from $16.7 million for the 1998 period to $20.0 million for the 1999 period, primarily due to an increase of $232.7 million, or 23.1%, in the average balance of mortgage-backed securities offset by a decrease in the average yield on these securities of 23 basis points from 6.70% for the 1998 period to 6.47% for the 1999 period. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of private label collateralized mortgage obligations and adjustable-rate securities. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans. Interest income from consumer and other loans decreased $471,000, or 15.6% from $3.0 million in the prior year period to $2.5 million for the 1999 period due to a $13.1 million decrease in the average balance of consumer and other loans and a 59 basis point decrease in the average yield of consumer and other loans. The decease in the average yield is due to the reduction in the prime rate during the year.

Interest Expense. Interest expense for the three months ended March 31, 1999, was $24.0 million, an increase of $2.5 million, or 11.8%, from $21.4 million for the three months ended March 31, 1998. The increase in interest expense is related to a $276.9 million, or 14.4%, increase in the average balance of interest-bearing liabilities from $1.9 billion for the 1998 period to $2.2 billion for the 1999 period offset by a 10 basis point decrease in the cost of interest-bearing liabilities from 4.47% for the 1998 period to 4.37% for the 1999 period. The slight decrease in the average cost of interest-bearing liabilities resulted primarily from a lower interest rate environment during the quarter ended March 31, 1999. Interest expense on deposits decreased $816,000, or 5.1%, from $16.0 million for the 1998 period to $15.2 million for the 1999 period, primarily as a result of a 29 basis point decrease in the average cost of such deposits from 4.18% in the 1998 period to 3.89% in the 1999 period offset by a $36.3 million, or 2.3% increase in the average balance of such deposits. Interest expense on borrowed funds increased $3.4 million, or 61.6%, from $5.4 million for the 1998 period to $8.8 million for the 1999 period primarily due to a $248.6 million, or 64.4%, increase in the average balance of borrowings from $386.2 million in the 1998 period to $634.8 million for the 1999 period offset by a 10 basis point decrease in the average cost of such borrowings from 5.63% in the 1998 period to 5.53% in the 1999 period. The Bank continues to use borrowings to leverage its capital and fund asset growth. Borrowed funds, principally reverse repurchase agreements, FHLB-NY advances and trust preferred securities, have been reinvested by the Bank in mortgage-backed securities and loans, leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income increased to $17.5 million for the quarter ended March 31, 1999, an increase of $459,000, or 2.7%, from $17.0 million for the quarter ended March 31, 1998. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.3 billion for the quarter ended March 31, 1999 from $2.1 billion for the quarter ended March 31, 1998. The growth in average interest-earning assets resulted from increased investments in mortgage-backed securities and debt securities. As a result of a lower interest rate environment, coupled with accelerated loan and securities prepayments, and the leveraging of the proceeds from the trust preferred securities, the Bank's net interest spread declined to 2.71% from 3.00% and its net interest margin declined to 2.98% from 3.31%, respectively, for the quarters ended March 31, 1999 and 1997. For the quarter ended March 31, 1999, the yield on interest-earning assets was 7.08% and the cost of interest-bearing liabilities was 4.37% as compared to 7.47% and 4.47%, respectively, for the quarter ended March 31, 1998.

Provision for Loan Losses. The provision for loan losses totalled $150,000 for the three months ended March 31, 1999 compared to $300,000 for the three months ended March 31, 1998. The decrease in the provision primarily reflects the improvement in non-performing loans. Non-performing loans decreased $5.1 million, or 41.1%, from $12.3 million at March 31, 1998 to $7.2 million at March 31, 1999. Management believes that, based on information currently known to management, the provision for possible loan losses and the allowance for possible loan losses are currently reasonable and adequate to cover potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Non-Interest Income. Non-interest income increased $195,000, or 10.1%, from $1.9 million in the prior year quarter to $2.1 million in the quarter ended March 31, 1999. The increase is mainly the result of additional fee income from loan prepayment penalties, annuity sales and ATM transactions.

Non-Interest Expense. Non-interest expense totaled $10.3 million for the quarter ended March 31, 1999, an increase of $110,000, or 1.1% from $10.2 million recorded in the prior year quarter. As a result of an increased asset base and limited expense growth, the general and administrative expenses to average assets ratio improved to 1.49% from 1.65% in the prior year period. The slight increase in non-interest expense is mainly due to increased advertising expense which increased $75,000, or 36.1% from $208,000 in the prior year quarter to $283,000 in the quarter ended March 31, 1999. The Company increased its spending on advertising with the introduction of a 24 hour 7 day a week call center for consumer and home equity lending.

Income Tax Expense. Income tax expense was $4.0 million for the quarter ended March 31, 1999 representing an effective income tax rate of 44.2% as compared to $3.7 million and an effective tax rate of 44.6% in the prior year. The Bank's effective income tax rate is primarily affected by the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided as well as associated tax benefits related to a subsidiary of the Bank.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 1999 and
1998.

General. The Company reported net income of $15.1 million for the nine months ended March 31, 1999 as compared to $14.3 million for the nine months ended March 31, 1998. Net income for the nine months ended March 31, 1999 represents an annualized return on average assets and average tangible equity of 0.81% and 16.42%, respectively as compared to 0.89% and 15.65%, respectively, in the prior year period

Interest Income. Interest income increased $12.8 million, or 11.2%, from $113.9 million for the nine months ended March 31, 1998 to $126.7 million for the nine months ended March 31, 1999. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.3 billion for the nine months ended March 31, 1999 from $2.0 billion for the nine months ended March 31, 1998. The growth in interest-earning assets resulted from assets acquired in the Continental Bank acquisition and increased purchases of mortgage-backed and debt securities. For the nine months ended March 31, 1998, interest income from mortgage-backed securities increased $9.4 million, or 18.7%, from $50.2 million for the 1998 period to $59.6 million for the 1999 period, primarily due to an increase of $246.0 million, or 25.2%, in the average balance of mortgage-backed securities offset by a 38 basis points decrease in the average yield on these securities from 6.92% for the 1998 period to 6.54% for the 1999 period. The increase in the average balance of mortgage-backed securities is primarily due to increased purchases of shorter duration private label collateralized mortgage obligations securities and securities acquired from Continental Bank. Mortgage-backed securities generally bear interest rates lower than loans. Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to increase its investment of mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans.

Interest Expense. Interest expense for the nine months ended March 31, 1999, was $74.4 million, an increase of $10.7 million, or 16.8%, from $63.7 million for the nine months ended March 31, 1998. The increase in interest expense is related to a $326.5 million, or 17.4%, increase in the average balance of interest-bearing liabilities and a 2 basis point decrease in the cost of interest-bearing liabilities from 4.53% for the 1998 period to 4.51% for the 1999 period. Interest expense on total deposits increased $643,000, or 1.4%, from $47.2 million for the 1998 period to $47.8 million for the 1999 period, primarily as a result of a $102.9 million, or 6.7%, increase in the average balance of deposits offset by a 17 basis point decrease in the average cost of such deposits from 4.21% for the 1998 period to 4.04% for the 1999 period. Interest expense on borrowed funds increased $10.1 million, or 61.0%, from $16.5 million for the 1998 period to $26.6 million for the 1999 period. Borrowings averaged $620.0 million for the nine months ended March 31, 1999, an increase of $239.6 million, or 63.0%, from $380.3 million for the nine months ended March 31, 1998. Borrowed funds, principally reverse repurchase agreements, FHLB-NY advances and trust preferred securities have been reinvested by the Bank in mortgage-backed securities and multi-family loans leveraging the Bank's capital and improving the return on tangible equity.

Net Interest Income. Net interest income increased to $52.3 million for the nine months ended March 31, 1999, an increase of $2.1 million, or 4.1%, from $50.2 million for the nine months ended March 31, 1998. The increase in net interest income was attributable to the growth in average interest-earning assets to $2.3 billion for the nine months ended March 31, 1999 from $2.0 billion for the nine months ended March 31, 1998. The growth in interest-earning assets was from assets acquired from the Continental Bank acquisition and increased purchases of mortgage-backed securities and debt securities. As a result of a lower interest rate environment, coupled with accelerated loan and securities prepayments, and the leveraging of the proceeds from the trust preferred securities, the Bank's net interest spread declined from 3.05% for the nine months ended March 31, 1998 to 2.70% for the nine months ended March 31, 1999. The yield on interest-earning assets was 7.21% for the nine months ended March 31, 1999 and the cost of interest-bearing liabilities was 4.51% as compared to 7.58% and 4.53%, respectively for the nine months ended March 31, 1998.

Provision for Loan Losses. The provision for loan losses totalled $650,000 for the nine months ended March 31, 1999 as compared to $1.5 million for the nine months ended March 31, 1998. The decrease in the provision primarily reflects the improvement in non-performing loans. Non-performing loans decreased $5.1 million, or 41.1%, from $12.3 million at March 31, 1998 to $7.2 million at March 31, 1999. Management believes that, based on information currently known to management, the provision for possible loan losses and the allowance for possible loan losses are currently reasonable and adequate to cover potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Non-Interest Income. Non-interest income increased $48,000, or 0.8%, from $5.9 million for the nine months ended March 31, 1998 to $5.9 million for the nine months ended March 31, 1999. The slight increase was due to a gain recognized in the prior year period from a condemnation award received from an inactive joint venture, additional fee income generated from the check cashing operations acquired from Continental Bank and increased deposit fee income in the current year period.

Non-Interest Expense. Non-interest expense totalled $30.6 million for the nine months ended March 31, 1999 as compared to $29.2 million for the nine months ended March 31, 1998, an increase of $1.4 million, or 4.9%. This increase is mainly the result of higher compensation expense, goodwill amortization and other occupancy costs associated with the Continental Bank acquisition offset by lower advertising expense. For the nine months ended March 31, 1999, compensation and benefits expense increased $676,000, or 4.6%, to $15.4 million from $14.8 million for the nine months ended March 31, 1998. The increase in compensation and benefits expense is due to the addition of banking offices, check cashing and commercial lending personnel from the Continental Bank acquisition and normal salary adjustments. Occupancy and equipment expense increased $497,000, or 10.4%, from $4.8 million for the nine months ended March

31, 1998 to $5.3 million for the nine months ended March 31, 1999 due to costs associated with the operation of two new banking offices and five check cashing facilities which were acquired from Continental Bank.

For the nine months ended March 31, 1999, real estate operations, net was $90,000 as compared to $170,000 in the prior year nine month period. The decrease is mainly the result of a lower provision for REO losses during the nine months ended March 31, 1999. During the nine months ended March 31, 1999, the Bank established a provision for REO losses of $28,000 as compared to $110,000 in the prior year nine month period.

Income Tax Expense. Income tax expense was $11.9 million for the nine months ended March 31, 1999 and $11.1 million for the nine months ended March 31, 1998. The effective income tax rates were 44.1% for the 1999 period as compared to 43.8% for 1998 period.

Liquidity and Capital Resources

The Company's current primary sources of funds are principal and interest payments and sales of investments securities and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. During the nine months ended March 31, 1999, the Bank made dividend payments of $8.0 million to the Company. During the quarter ended March 31, 1999, the Bank did not make any dividend payments to the Company. The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking-related business, payments of dividends or repurchase its common stock.

On November 6, 1998, the Company announced the completion of its seventh stock repurchase program and the approval by its Board of Directors for an eighth stock repurchase plan to repurchase up to 500,000 of the Company's outstanding shares. As of March 31, 1999, the Company repurchased 36,207 shares under its eighth repurchase program at an aggregate cost of $1.1 million. For the nine months ended March 31, 1999, the Company repurchased 930,207 shares at an aggregate cost of $24.9 million.

On March 17, 1999, the Board of Directors declared a regular cash dividend of $0.21 per common share for the quarter ending March 31, 1999, an increase of $0.03 or 16.7% from the regular cash dividend paid for the second quarter of fiscal year 1999. The dividend was paid on April 16, 1999 to stockholders of record on April 2, 1999.

The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity is currently 4.0%. The Bank's liquidity ratio averaged 8.85% for the nine months ended March 31, 1999.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1999, assets qualifying for liquidity, including cash, US government obligations and other eligible securities, totalled $305.9 million.

The Bank's primary sources of funds are principal and interest payments on loans, mortgage-backed securities and debt and equity securities, deposits, advances from the FHLB-NY, borrowings under reverse repurchase agreements and sales of loans. While maturities and scheduled amortization of loans, mortgage-backed securities and debt and equity securities are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During the nine months ended March 31, 1999, principal payments on loans and mortgage-backed securities totalled $258.5 million and $379.7 million, respectively, as compared to $146.7 million and $216.1 million, respectively, in the prior year period. In addition, during the nine months ended March 31, 1999, the Bank sold $248.3 million of mortgage-backed securities. At March 31, 1999, advances from the FHLB-NY and borrowings under reverse repurchase agreements and capital trust securities totalled $655.4 million, an increase of $25.2 million, from $630.2 million at June 30, 1998. Deposits decreased $20.9 million, or 1.3%, during the nine months ended March 31, 1999 as a result of reduction in certificate of deposit products.

The primary investment activity of the Bank is the origination of mortgage, commercial and consumer loans, and the purchase of mortgage loans and mortgage-backed securities. During the nine months ended March 31, 1999, the Bank originated and purchased mortgage, commercial and consumer loans in the amount of $122.1 million, $113.5 million and $28.2 million, respectively. During the nine months ended March 31, 1999, the Bank purchased $690.3 million of mortgage-backed securities of which $584.0 million were classified as available-for-sale and $106.3 million were classified as held-to-maturity.

At March 31, 1999, the Bank had outstanding loan commitments of $32.2 million, open home equity lines of credit of $50.9 million and $19.0 million of open commercial lines of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1999 totalled $790.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 1999, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 6.66%, 6.66% and 12.26%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

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

Private Securities and Litigation Reform Act Safe Harbor Statement

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1998 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1998. There have been no material changes in the Company's market risk at March 31, 1999 as compared to June 30, 1998. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At March 31, 1999, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities and wholesale funds from June 30, 1998 to March 31, 1999.

GAP Analysis. The Bank's exposure to the risks of changing interest rates may be analyzed, in part, by examining the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring the Bank's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing exceed the amount of interest-bearing assets maturing or repricing within the same period. Accordingly, a positive gap may enhance net interest income in a rising rate environment and reduce net interest income in a falling rate environment. Conversely, a negative gap may enhance net interest income in a falling rate environment and reduce net interest income in a rising rate environment.

At March 31, 1999, the Company's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) was a negative gap of $104.7 million , or (4.23%) of total assets at March 31, 1999 as compared to a negative gap of $213.7 million, or (8.60)% of total assets at June 30, 1998. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at March 31, 1999, compared to June 30, 1998, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

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

                  (b)      Form 8-K

                  1) The Company filed Form 8-K on March 23, 1999, which included a copy of the Company's press release dated March 17, 1999, announcing a 16.7% increase in the regular third quarter cash dividend for fiscal year 1999.

------------------

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






/s/ Raymond A. Nielsen     05/14/99          /s/ Paul D. Hagan         05/14/99
----------------------     --------          -----------------         --------
Raymond A. Nielsen                           Paul D. Hagan
Chief Executive Officer                      Chief Financial Officer