Form 10-K
period 1999-06-30
RELIANCE BANCORP INC
filed 1999-09-28
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

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

                            [  X  ]

As of September 15, 1999 the aggregate market value of the shares of common stock of the registrant outstanding was $306,612,295 excluding the 467,310 shares held by all directors and officers of the registrant. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on September 15, 1999, which was $37.75 as reported in the Wall Street Journal on September 16, 1999. The number of shares of the registrant's common stock outstanding as of September 15, 1999 was 8,589,490 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No part of the following document is incorporated by reference.

                                                      PART I
Item 1.  Business

         Reliance Bancorp, Inc. ("Reliance" or the "Company") is a Delaware corporation organized on November 16, 1993 at the direction of the Board of Directors of Reliance Federal Savings Bank (the "Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The stock conversion was completed on March 31, 1994.

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

     The information presented in the consolidated financial statements and in the Form 10-K reflect the financial condition and results of operations of the Company, as consolidated with the Bank, its wholly-owned subsidiary. At June 30, 1999, the Company had total assets of $2.5 billion.

Acquisition of Reliance Bancorp, Inc. by North Fork Bancorporation, Inc.

On August 30, 1999, the Company announced that it had signed a definitive Agreement and Plan of Merger, dated as of August 30, 1999 (the "Merger Agreement"), with North Fork Bancorporation, Inc., a Delaware corporation ("NFB"). NFB is the bank holding company parent of North Fork Bank and Trust Company, a New York State chartered stock commercial bank. The Merger Agreement provides, among other things, that Reliance will merge with and into NFB, with NFB being the surviving corporation ("Merger").

Pursuant to the Merger Agreement, each share of Reliance common stock, par value $0.01 per share ("Reliance Common Stock" or the "Company's Common Stock"), issued and outstanding immediately prior to the Effective Time will be converted into and become the right to receive 2.0 shares of NFB common stock, par value $2.50 per share ("NFB Common Stock"). The exchange ratio was based upon the price of NFB's stock utilizing its closing price on August 27, 1999 of $19.06 for a total value to Reliance shareholders of $38.12 per share.

The Merger will be structured as a tax-free reorganization and will be accounted under the purchase method of accounting. Consummation of the Merger is subject to the satisfaction of certain customary conditions, including approval of the Merger Agreement by the stockholders of Reliance and approval of the appropriate regulatory agencies. Following consummation of the Merger, the Bank will be merged with and into North Fork Bank and Trust Company. It is anticipated that the Merger will be completed in 2000.

Reliance has the right to terminate the Merger Agreement if should the closing price of NFB's shares decline beyond a specified price and index, unless NFB elects to increase the Merger Consideration to be received by Reliance's stockholders as set forth in the Merger Agreement.

The Merger Agreement also provides that options to purchase shares of Reliance Common Stock under Reliance's stock option plans that are outstanding at the Effective Time shall be converted into options to purchase shares of NFB Common Stock in accordance with the procedure set forth in the Merger Agreement. In connection with the Merger Agreement, Reliance granted to NFB a stock option pursuant to a Stock Option Agreement, dated as of August 30, 1999, which, under certain defined circumstances, would enable NFB to purchase up to 19.9% of Reliance's issued and outstanding shares of common stock. The Stock Option Agreement provides that the total profit receivable thereunder may not exceed $17.4 million plus reasonable out-of-pocket expenses.

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

The greater New York metropolitan area has historically benefitted from having a large number of corporate headquarters and a diversity of financial service industries. The New York State counties of Nassau and Suffolk have also continued to benefit from a large and well-developed suburban market, well educated employment base and a diversity of industrial, service and high technology businesses. After a prolonged period of decline, which was marked by layoffs in the financial services and defense industries and corporate relocations and downsizings, the economy in the greater New York metropolitan area performed well during fiscal 1999. Durable goods, retail trade and the service sector are driving economic growth in the suburbs, while financial services and securities industries are responsible for growth in New York City. In addition, the pool of skilled labor, access to international markets and the growing media industry in the area have kept the region one of the most attractive in the country. The healthy economy has also benefitted the greater New York metropolitan area office market where the overall and class A office vacancy rates have significantly declined. This decline in the vacancy rate kept asking rents for all types of space on the upswing. The improved economic environment is also evident in the Long Island, New York area, which is experiencing a rebound in its residential, commercial and industrial real estate markets not seen in a number of years. The residential real estate market in the greater New York metropolitan area was also favorably impacted during fiscal year 1999 by increased demand for housing during the period of low unemployment and generally low stable interest rates.

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

Lending Activities

         Portfolio Composition. The Bank offers a variety of loans to serve the credit needs of its communities. The Bank's loan portfolio is comprised primarily of first mortgage loans, most of which are underwritten to meet Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") standards and guidelines and are secured by one- to four-family residences, including co-op loans and, to a lesser extent, by multi-family residences and commercial real estate. The Bank also emphasizes the origination of consumer loans in the form of its home equity lines of credit and home equity loans. The remainder of the Bank's loan portfolio, at June 30, 1999, consisted of a variety of commercial, consumer and other loans, primarily secured and unsecured commercial, guaranteed student loans, auto and loans on deposit accounts.

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

         At June 30, 1999, $440.1 million, or 44.8% of the Bank's total loan portfolio consisted of one- to four-family residential and co-op loans loans, of which $159.1 million, or 36.1%, were ARM loans. The Bank currently offers one-year ARM loans with terms of up to 30 years and loans with terms of up to 30 years which are fixed for three, five, seven and ten years and convert into one-year ARM loans at the end of the initial fixed period. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. These ARM loans may be originated on a point or no-point basis (i.e., with or without a loan origination fee based on a percentage of the loan amount). The maximum loan amount for ARM loans offered by the Bank is currently $750,000 and the maximum loan-to-value ratio is 80.0% of the property's appraised value or sales price, whichever is lower, or over 80% if private mortgage insurance is obtained. Presently, the Bank's interest rates on ARM loans fluctuate based upon a spread above the weekly average yield of United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board and are generally subject to limitations on interest rate increases and decreases and specified lifetime caps. The Bank's ARM loans typically carry an initial interest rate below the fully-indexed rate for the loan. However, to recognize the credit risks associated with ARM loans offered at initial discounts below market interest rates, the Bank generally underwrites its one-year ARM loans assuming a rate equal to 200 basis points over the initial discount rate. For ARM loans with longer adjustment periods, and therefore, less risk due to the longer period for the borrower's's income to adjust to anticipated higher future payments, the Bank underwrites the loans using the initial rate, which may be discounted. The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. During the past several years, demand for ARM loans has been weak due to a low interest rate environment and consumer preference for fixed rate loans. Accordingly, although the Bank will continue to offer ARM loans, there can be no assurance that the Bank will be able to originate a sufficient volume of ARM loans in the future to increase or maintain the proportion that these loans currently bear to total loans.

         The Bank currently offers fixed rate mortgage loans with terms of 10 to 30 years, secured by one- to four-family residences and condominiums. The Bank also offers these loans on a point or no-point basis with the respective interest rates determined in accordance with prevailing market and competitive factors. Fixed rate mortgage loans with terms exceeding 15 years are currently originated by the Bank for sale in the secondary market to the FHLMC, FNMA and other investors. The maximum loan amount for fixed rate loans offered by the Bank is currently $750,000. For fixed rate loans to be retained for the Bank's portfolio, the Bank's underwriting standards establish an 80.0% maximum loan-to-value ratio or over 80% if private mortgage insurance is obtained. Fixed rate loans which meet the eligibility requirements for sale to FHLMC or FNMA will be considered for amounts up to 95.0% of the appraised value or sales price, whichever is lower. Loan applications which meet the eligibility requirements of the State of New York Mortgage Agency ("SONYMA") Low Interest Rate Program will be considered for amounts up to 100.0% of the appraised value or sales price, whichever is lower. At June 30, 1999, $281.0 million, or 63.9%, of the Bank's one- to four-family residential mortgage loan portfolio consisted of fixed rate loans.

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

         For fiscal 1999, originations of multi-family loans totalled $90.0 million as compared to $60.7 million in fiscal 1998 and $115.9 million in fiscal 1997. The Bank increased its emphasis on originations of 5 year ARM loans with terms of up to 15 years and amortizations up to 30 years. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. These ARM loans are originated on a point basis and no-point basis. Presently, the Bank's interest rates on 5 year ARM loans fluctuate based upon a spread above the weekly average yield of United States Treasury securities, adjusted to a constant maturity of 5 years which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index for 5 years") as published weekly by the Federal Reserve Board.

         During fiscal 1999, the Bank originated commercial real estate loans totalling $12.4 million as compared to $1.1 million for fiscal 1998 and $650,000 for fiscal 1997. Due to market conditions and the Bank's determination to originate such loans on a selective basis, the Bank's commercial real estate originations in recent periods have been relatively low in comparison to its other lending activities.

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

          At June 30, 1999, the Bank's multi-family loans, consisting of 295 loans, totalled $316.1 million, or 32.2% of the Bank's total loan portfolio. Commercial property loans, consisting of 89 loans, totalled $48.1 million, or 4.9% of the Bank's total loan portfolio. At June 30, 1999, all multi-family loans were current and performing in accordance with their terms. At June 30, 1999, the Bank had eight commercial real estate loans totalling $1.9 million which were not performing in accordance with their loan terms and are on non-accrual status.

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

         Construction Lending. The Bank currently offers construction loans secured by one- to four-family, multi-family and commercial real estate properties on a selective basis. The Bank's construction loan originations in recent periods have primarily been made to finance the construction of one- to four-family residential properties. As of June 30, 1999, the Bank has outstanding commitments to fund construction loans in the amount of $8.8 million, of which $7.5 million, or 0.79% of total loans, has been disbursed.

         Commercial Lending. A key management objective is to maintain the quality of the commercial loan portfolio, substantially all of which was acquired in the Continental Bank acquisition. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies seek to avoid concentrations by industry or loan size in order to minimize credit exposure and to originate loans in markets with which it is familiar. At June 30, 1999, the Bank's commercial loans, consisting of 419 loans, totalled $44.9 million, or 4.6% of the Bank's total loan portfolio. Loans in this category are typically made to small and medium sized businesses and range between $25,000 and $5 million. The primary source of repayment is from the borrower's operating profits and cash flows. Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory or real property.

         Consumer and Other Lending. The Bank currently offers three general types of consumer loans consisting of: (1) home equity lines of credit; (2) home equity loans; and (3) guaranteed student loans. The Bank offers adjustable rate home equity lines of credit secured by one- to four-family owner-occupied properties (including condominiums) which serve as the primary residence of the borrower. Co-op units do not qualify as security for such loans. The Bank's home equity line of credit loans include a standard home equity line of credit, which may be secured only by a first or second mortgage on the underlying property, and a mini-home equity line of credit, which may be secured by any recorded mortgage on the underlying property. Both are open end lines of credit available only to borrowers within the Bank's lending community. The maximum line of credit is presently $250,000 for the standard home equity line of credit and $50,000 for the mini-home equity line of credit. The maximum total debt permitted to encumber a property varies based upon the loan-to-value ratio. When the loan balance plus any prior liens is: (1) $400,000 or less, the maximum loan-to-value ratio is 80%; (2) greater than $400,000 but $500,000 or less, the maximum loan-to-value ratio is 70%; (3) greater than $500,000 but $650,000 or less, the maximum loan-to-value ratio is 65%; and (4) greater than $650,000 but $750,000 or less, the maximum loan-to-value ratio is 60%. For the standard home equity line of credit, borrowers may draw on their line for a period of 10 years and may pay interest only on a monthly basis. At the end of the 10 year period, borrowers must repay principal and interest at a 20-year amortization rate. For the mini-home equity line of credit, borrowers may draw on their line for a period of 5 years and may pay interest only on a monthly basis. Borrowers must then repay principal and interest at a 10- year amortization rate. Advances under each line of credit are accessed by the borrower drawing a personal check on his or her individual account set up specifically for the program. The account is separate and distinct from any other checking account held by the borrower.

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

         The Bank's guaranteed student loans are made only under the Guaranteed Student Loan Program administered by the New York State Higher Education Services Corporation ("NYSHESC"). The Bank does not fix the amount, maturity, or interest rate for its Education Loans; however, such terms meet the maximums authorized by NYSHESC and therefore are guaranteed by NYSHESC. The Bank will not approve an Education Loan application for any course of study offered by any school with a default ratio above 15.0% on the most recent Cohort Default Rate Listing published by the United States Department of Education. Increased competition for guaranteed student loans in general has resulted in reduced origination activity by the Bank for such loans. At June 30, 1999, the Bank's guaranteed student loans totalled $12.7 million, or 1.3% of total loans.

         Additionally, the Bank offers loans fully secured by its deposit accounts which, at June 30, 1999, totalled $5.2 million, or 0.53% of total loans. The Bank offered other consumer loans in the form of home improvement, auto, overdraft checking and boat loans; however, the Bank currently offers only auto and overdraft checking loans.
At June 30, 1999, such loans totalled $1.4 million or 0.14% of total loans.

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

         Non-Accrual Loans. The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more on which the Bank is accruing interest at the dates indicated. It is the Bank's policy to classify any loans, or any portion thereof, that have been determined to be uncollectible, in whole or in part, as non-accrual loans. With the exception of guaranteed student loans, the Bank also classifies as non-accrual loans all loans 90 days or more past due. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed and previously accrued interest is charged against interest income. During the fiscal years ended June 30, 1999, 1998, and 1997, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totalled $498,000, $799,000, and $573,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.

                                                                                At June 30,
                                                       -----------------------------------------------------------
                                                       1999           1998         1997         1996          1995
                                                       ----           ----         ----         ----          ----

                                                                           (Dollars in thousands)
Non-accrual mortgage loans delinquent
 more than 90 days.............................      $ 5,561       $  8,218     $ 14,262     $ 12,277       $ 3,210

Non-accrual commercial  loans delinquent
 more than 90 days.............................          433            567           --           --            --

Non-accrual other loans delinquent
    more than 90 days..........................          309            316          188          352            --
                                                      ------        -------     --------     --------      --------
Total non-accrual loans........................        6,303          9,101       14,450       12,629         3,210

Loans 90 days or more delinquent
   and still accruing..........................          255            201          277          350           461
                                                      ------         ------      -------      -------        ------
Total non-performing loans.....................        6,558          9,302       14,727       12,979         3,671
                                                       -----          -----       ------       ------         -----

Total foreclosed real estate, net of
    related allowance for losses...............          177            755          450        1,564         1,558
                                                      ------        -------      -------       ------        ------

Total non-performing assets....................      $ 6,735       $ 10,057     $ 15,177     $ 14,543       $ 5,229
                                                       =====         ======       ======       ======         =====

Non-performing loans to total loans............        0.67%          0.95%        1.61%        1.58%         1.10%
Non-performing assets to total assets..........        0.27%          0.40%        0.77%        0.82%         0.56%

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

Investment Activities

General

         As part of the present investment policy, the Bank deploys a large portion of its investable funds into mortgage-backed securities, and to a lesser extent, U.S. Government and agency obligations, and state and municipal debt securities. The Company deploys a large portion of its investable funds into corporate debt and equity securities. The investment policy of the Bank and Company, which is approved by the Board of Directors and implemented by the Company's Investment Committee as authorized by the Board, is designed primarily to generate a favorable return for the Company without compromising the Company's business objectives or incurring undue interest rate or credit risk, and to provide and maintain liquidity for the Company.

         The Investment Committee, which is comprised of the Company's President and Chief Executive Officer, Executive Vice President - Treasurer, Senior Vice President-Chief Financial Officer, and Vice President - Investment Officer, meets as needed but not less than on a monthly basis to monitor the Company's investment transactions, to establish future investment strategies and to set future spending parameters. The Board of Directors reviews the Company's investment policy on a quarterly basis and the Company's investment activity on a monthly basis. In establishing its investment strategies, the Committee considers the Company's business and growth plans, its interest rate sensitivity "gap" position, the local and national economic environment, the types of securities to be held and other factors.

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

Debt and Equity Securities

         At June 30, 1999, the Bank's debt and equity securities portfolio classified held-to-maturity totalled $28.8 million. The debt and equity securities held-to-maturity portfolio consisted of $8.9 million in U.S. Government agency obligations, $390,000 in municipal obligations and $19.6 million of FHLB stock. At June 30, 1999, the Bank's debt and equity securities portfolio classified as available-for-sale totalled $112.1 million. The Bank's debt and equity securities available-for-sale portfolio consisted of $102.1 million in corporate debt securities and $10.0 million in U.S. Government agency obligations. The Bank's current investment policy does not permit the Bank to invest in non-investment grade bonds or high-risk mortgage derivatives.

         At  June  30,  1999,   the   Company's   debt  and  equity   securities
available-for-sale portfolio totalled $10.1 million and consisted of $9.2 million of corporate debt securities and $877,000 of equity securities.

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

         REMICs and CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of loans or pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows are divided into "tranches" or classes of individual securities, thereby creating more predictable average lives for each security than the underlying collateral. Accordingly, under this security structure, loan principal and interest payments are allocated to a mortgage-related securities class or classes structured to have priority until it has been paid off. It is the policy of the Bank to limit its privately issued REMICs and CMOs to non-high risk securities rated "AAA". As of June 30, 1999, the Bank's portfolio of REMICs totalled $684.3 million of which $246.4 million were agency issued and $437.9 million were private issued.

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

         At June 30, 1999, mortgage-backed securities totalled $1.2 billion, or 48.6% of total assets, of which $255.9 million were classified as held-to-maturity and $935.0 million were classified as available-for-sale. The Bank increased its purchases of mortgage-backed securities available-for-sale as part of its leveraging strategy in order to improve its return on equity. At June 30, 1999, the mortgage-backed securities portfolio classified as available-for- sale had an unrealized loss of $15.8 million. The market value of all mortgage-backed securities totalled approximately $1.2 billion at June 30, 1999.

          As of June 30, 1999, $381.3 million, or 32.0%, of the Bank's mortgage-backed securities portfolio carried adjustable rates repricing annually. The adjustable rate portfolio had a weighted average interest rate yield of 5.85% at June 30, 1999.

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

         When management determines the levels of the Bank's deposit rates, consideration is given to local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. The Bank has maintained a high level of passbook, demand deposit and NOW accounts ("core deposits"), which has contributed to its low cost-of-funds. Passbook, demand deposits and NOW accounts represented 39.9% of total deposits at June 30, 1999 as compared to 36.9% of total deposits at June 30, 1998.

     Borrowings. The Bank has utilized borrowed funds to grow, leveraging the Bank's capital and improving the return on equity. Borrowed funds, principally from the FHLB-NY and reverse repurchase agreements are utilized as a source of funding in order to take advantage of favorable rates of interest in comparison to its other sources of funds. The Bank's FHLB-NY advances are generally secured by a blanket lien against the Bank's mortgage portfolio, mortgage-backed and investment securities portfolios and the Bank's investment in the stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. At June 30, 1999, total advances from the FHLB-NY were $338.7 million. The Bank has also entered into reverse repurchase agreements with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold with agreements to repurchase. At June 30, 1999, borrowings under reverse repurchase agreements totalled $313.7 million.

The Company has utilized borrowed funds to obtain capital to improve Bank capital ratios and fund asset growth. On April 29, 1998, Reliance Capital Trust I, a trust formed under the laws of the State of Delaware (the " Capital Trust"), issued $50 million of 8.17% capital securities. The Holding Company is the owner of all the beneficial interests represented by common securities of the Trust. The Trust exists for the sole purpose of issuing the Trust securities (comprised of the capital securities and the common securities) and investing the proceeds thereof in the 8.17% junior subordinated deferrable interest debentures issued by the Holding Company on April 23, 1998 which are scheduled to mature on May 1, 2028. Interest on the capital securities is payable in semiannual installments, commencing on November 1, 1998. The Trust securities are subject to mandatory redemption (i) in whole, but not in part upon repayment in full, at the stated maturity of the junior subordinated debentures at a redemption price equal to the principal amount of, plus accrued interest on, the junior subordinated debentures,(ii) in whole, but not in part, at any time prior to May 1, 2008, contemporaneously with the occurrence and continuation of a special event, defined as a tax event or regulatory capital event, at a special event redemption price equal to the greater of 100% of the principal amount of the junior subordinated debentures or the sum of the present values of the principal amount and premium payable with respect to an optional redemption of the junior subordinated debentures on the initial optional repayment date to and including the initial optional prepayment date, discounted to the prepayment date plus accrued and unpaid interest thereon, and (iii) in whole or in part, on or after May 1, 2008, contemporaneously with the optional prepayment by the Corporation of the junior subordinated debentures at a redemption price equal to the optional prepayment price. Subject to prior required regulatory approval, the junior subordinated debentures are redeemable during the 12-month periods beginning on or after May 1, 2008 at 104.085% of the principal amounts outstanding, declining ratably each year thereafter to 100%, plus accrued and unpaid interest thereon to the date of redemption. Deferred issuance costs in the amount of $1.0 million, are being amortized over ten years and are included in Prepaid Expenses and Other Assets in the Company's Consolidated Statement of Condition as of June 30, 1999.

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

         Reliance Preferred Funding Corp. Reliance Preferred Funding Corp. (the "Subsidiary") was organized by the Bank on April 4, 1997 for the purpose of engaging in a real estate investment trust ("REIT"). The purpose of the subsidiary is to enhance and strengthen the Bank's capital position. The Subsidiary is poised to raise capital expeditiously in the event that the Bank should need such capital (e.g., for a significant strategic transaction or combination). In addition to such possible increased capital resulting from any future public offering that the Subsidiary or the Bank may conduct, the Subsidiary affords the Bank certain tax benefits.

Personnel

         As of June 30, 1999, the Bank had 344 full-time employees and 162 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

         Corporate Alternative Minimum Tax. In addition to the regular income tax, corporations generally are subject to an alternative minimum tax ("AMT") in an amount equal to 20% of alternative minimum taxable income ("AMTI") to the extent the AMT exceeds the corporation's regular tax. AMTI is regular taxable income as modified by certain adjustments and increased by certain tax preference items. AMTI includes an amount equal to three-quarters of the excess of adjusted current earnings over such specially computed AMTI. 90% of AMTI can be offset by net operating loss carryovers. The AMT is available as a credit against future regular income tax. The Company does not expect to be subject to the AMT.

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

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Unless an exception applies, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion, but does not include real estate. At June 30, 1999, there were two borrowers each with aggregate loans totalling $13.1 million and $12.5 million, respectively. These loans represented the largest aggregate amount of loans to one borrower and were below the Bank's loans to one borrower limit of $25.8 million at such date. At June 30, 1999, both of these borrowers were current.

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

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1999, the Bank maintained 90.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule effective in 1998 established three tiers of institutions, based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At June 30, 1999, the Bank was a Tier 1 Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment: of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two tope categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At June 30, 1999, the Bank was a Tier 1 Bank.

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity for the year ended June 30, 1999 was 9.34% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended June 30, 1999 totalled $366,000.

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

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required. Most recently, the agencies adopted guidelines related to Year 2000 computer compliance.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital standard, a 4.0% (3% for the most highly rated institutions) leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

         The OTS (and other federal banking agencies) has revised the risk-based capital standards to ensure that such standards take account of interest rate risk. The OTS regulations set forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk-based capital regulations. A savings institutions with "above normal" interest rate risk exposure must deduct from total capital a portion of its capital to cover such interest rate risk for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the bank's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. For the present time, the OTS has deferred implementation of a capital deduction based on the interest-rate risk component. If the Bank had been subject to an interest-rate risk component as of June 30, 1999, the Bank would not have been subject to any deduction from capital as a result of its interest rate risk position.

         At June 30, 1999, the Bank met each of its capital requirements. The following table sets forth in terms of dollars and percentages the OTS tangible, leverage and risk-based capital requirements, and the Bank's historical amounts and percentages at June 30, 1999.

                                                                    At June 30, 1999
                                           -----------------------------------------------------------------
                                            Capital                Actual                  Excess
                                          Requirement     %        Capital        %        Capital       %
                                          -----------    ---       -------       ---       -------      ---

Tangible............................       $ 36,113     1.5%      $ 163,267       6.8%    $ 127,154      5.3%

Leverage............................         72,226     3.0         163,267       6.8        91,041      3.8

Risk-based..........................         80,415     8.0         172,333      17.1        91,918      9.1

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

         Insurance on Deposit Accounts. The FDIC has established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the average assessment rate paid by institutions insured under the SAIF was increased. Under the risk- based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial conditions and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. As a result of the recapitalization of the SAIF in 1996 after the enactment of the Deposit Funds Insurance Act of 1996, the FDIC reduced the assessment rates for deposit insurance for SAIF-assessable deposits for fiscal 1999 to a range of 0 to 27 basis points. The assessment rate for the Company's SAIF-assessable deposits for fiscal 1999 was 0 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation (the "FICO" bonds) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Company's total expense in fiscal 1999 for the assessment for deposit insurance and the FICO payments was $930,000.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1999, of $19.6 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1999, 1998 and 1997, dividends from the FHLB to the Bank amounted to $1.3 million, $1.2 million and $820,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

 Federal Reserve System

         The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $46.5 million or less (subject to adjustment by the FRB) the reserve requirement is 3.0%; and for accounts greater than $46.5 million, the reserve requirement is $1.395 million plus 10.0% (subject to adjustment by the FRB between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.This requirement would apply to acquisitions of the Company's stock.

         Thrift Rechartering Legislation. The Funds Act provides that the Bank Insurance Fund (the "BIF") and SAIF were to have merged on January 1, 1999 if there had been no more savings associations as of that date. That legislation also required that the Department of Treasury submit a report to Congress that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill pending in a House of Representatives Senate Conference Committee would not affect the federal thrift charter, but would subject unitary savings and loan holding companies to the same activities restrictions applicable to multiple savings and loan holding companies under the legislation. Unitary holding companies existing on or applied for by March 4, 1999 would be grandfathered. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

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

STATISTICAL DATA

The detailed statistical data that follows is being presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission. This data should be read in conjunction with the financial statements and related notes and the discussion included in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

A.  Mortgage and Other Loan Activities

The following table sets forth the Bank's loan originations, loan purchases, sales, and principal repayments for the periods indicated:


                                                                         Year ended June 30,
                                                                -------------------------------------
                                                                 1999            1998           1997
                                                                -------         ------         ------
                                                                           (In thousands)
Mortgage loans (gross):
  At beginning of period..................................   $ 791,893        $ 776,402         $ 690,983
  Mortgage loans originated:
    One- to four-family...................................      62,421           38,783            39,370
    Multi-family..........................................      89,980           60,715           115,887
    Construction..........................................      11,173            4,491             6,417
    Commercial real estate................................      12,398            1,066               650
                                                               -------          -------         ---------
      Total mortgage loans originated ....................     175,972          105,055           162,324
  Mortgage loans purchased (1)............................          --           32,656            16,956
                                                            ----------          -------           -------
      Total mortgage loans originated
        and purchased ....................................     175,972          137,711           179,280
  Transfer of mortgage loans
    to real estate owned..................................        (725)          (3,491)             (820)
  Principal repayments....................................    (127,191)        (110,300)          (85,766)
  Sales of loans..........................................     (28,106)          (8,429)           (7,275)
                                                               --------        ---------          --------
       At end of period...................................   $ 811,843        $ 791,893         $ 776,402
                                                               =======          =======           =======

Commercial loans (gross):
    At beginning of period................................    $ 49,887       $       --      $         --
    Asset based loans originated..........................     116,022          106,660                --
    Other commercial  loans originated....................      22,290           18,744                --
    Commercial  loans purchased (1).......................       4,671           55,842                --
    Principal repayments..................................    (147,921)        (131,359)               --
                                                              ---------        ---------       ----------
          At end of period................................    $ 44,949         $ 49,887       $        --
                                                                ======           ======         =========

 Other loans (gross):
    At beginning of period................................   $ 137,212        $ 138,115         $ 130,410
    Other loans originated................................      41,741           46,726            47,718
    Other loans purchased (1).............................          --              706                --
    Principal repayments..................................     (52,203)         (48,335)          (40,013)
                                                               --------         --------          --------
          At end of period................................   $ 126,750        $ 137,212         $ 138,115
                                                               =======          =======           =======

 (1) For fiscal year 1998, mortgage loans, commercial loans and consumer loans include $26.1 million, $55.8 million and $706,000, respectively, of loans acquired from the Continental acquisition.

B.  Loan Maturity and Repricing

The following table shows the maturity or period to repricing of the Bank's loan portfolio at June 30, 1999. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $325.5, $290.0 million and $125.8 million, respectively, for the years ended June 30, 1999, 1998 and 1997.

                                                                    At June 30, 1999
                                       --------------------------------------------------------------------------
                                                         Mortgage Loans                            Commercial
                                       -----------------------------------------------------    -----------------
                                                                            Comm-
                                                                            ercial                         Other
                                         One- to       Co-       Multi-     Real      Const-       Asset   Comm-
                                       four-family   operative   family     Estate   ruction      Based    ercial
                                       -----------   ---------   ------     ------   -------      -----    ------
 Amounts due:                                                        (In thousands)
  Within one year.....................  $ 119,843    $ 5,333    $ 2,446   $ 15,680   $ 7,515    $11,056    $12,373
  After one year:
     One to three years...............     17,537          2     74,772      2,390        --         --      5,323
     Three to five years..............     15,474         --     85,904      7,297        --         --      6,320
     Five to ten years................    124,950         55     93,137     16,241        --         --      4,986
     Ten to twenty years..............    116,304        216     51,973      4,720        --         --      4,891
     Over twenty years................     40,129        266      7,883      1,776        --         --         --
                                           ------      -----   --------      ------     ----     ------     ------
  Total due after one year............    314,394        539    313,669     32,424        --         --     21,520
                                          -------      -----    -------     -------     ----     ------     ------
  Total amounts due...................  $ 434,237    $ 5,872  $ 316,115   $ 48,104   $ 7,515   $ 11,056   $ 33,893
                                          =======      =====    =======     ======     =====     ======     ======


                                                          June 30, 1999
                                      ----------------------------------------------
                                        Consumer and Other Loans
                                      -----------------------------
                                         Home
                                        Equity       Home
                                       Lines of     Equity     Other        Total
                                        Credit       Loans     Loans      Receivable
                                        ------       -----     -----      ----------
                                                       (In thousands)
Within one year.....................  $ 85,576      $ 303   $ 13,716     $ 273,841
After one year:
   One to three years...............        --      2,142      3,307       105,473
   Three to five years..............        --      7,048      1,823       123,866
   Five to ten years................        --      8,725        700       248,794
   Ten to twenty years..............        --      3,312         98       181,514
   Over twenty years................        --         --         --        50,054
                                     ---------  ---------   --------      --------
Total due after one year............        --     21,227      5,928       709,701
                                     ---------     ------      -----       -------
Total amounts due...................  $ 85,576   $ 21,530   $ 19,644     $ 983,542
                                        ======     ======     ======       =======

Discounts, premiums and
       deferred loan fees, net......                                          (349)
Allowance for loan losses...........                                        (9,120)
                                                                           --------
     Loans receivable, net..........                                      $974,073
                                                                           =======

The following table sets forth, at June 30, 1999, the dollar amount of all fixed rate loans  contractually  due after June 30, 2000,  and  adjustable  rate loans repricing after June 30, 2000.
                                                                             Due After June 30, 2000
                                                                       --------------------------------------
                                                                       Fixed          Adjustable        Total
                                                                       -----          ----------        -----
Mortgage loans:                                                                     (In thousands)
   One- to four-family............................................   $ 279,574       $ 34,820        $ 314,394
   Co-operative...................................................         539             --              539
   Multi-family...................................................      96,828        216,841          313,669
   Commercial real estate.........................................      18,839         13,585           32,424
   Commercial loans...............................................      11,064         10,456           21,520
   Consumer and other loans.......................................      27,155             --           27,155
                                                                       -------      ---------          -------
Total loans.......................................................    $433,999      $ 275,702        $ 709,701
                                                                       =======       ========          ========








C.  Summary of Allowance for Losses

         The following table sets forth the Bank's  allowances for loan and real estate owned losses at the dates indicated.
                                                                           Year Ended June 30,
                                                       ------------------------------------------------------------
                                                        1999          1998        1997          1996          1995
                                                       ------        ------      ------        ------        ------
                                                                        (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period...................     $ 8,941      $ 5,182      $ 4,495      $ 1,729       $ 1,417
Charge-offs:
   One- to four-family...........................       (397)         (696)        (184)         (67)          (54)
   Co-op.........................................          --           --           --          (76)          (28)
   Commercial real estate........................          --           --         (107)          --            --
   Commercial....................................         (73)         (19)          --           --            --
   Consumer and other loans......................         (43)         (58)         (15)        (122)          (31)
                                                        ------       ------     --------      -------      --------
      Total charge-offs..........................        (513)        (773)        (306)        (265)         (113)

Recoveries:
   Mortgage loans................................          15           101          12           35            17
   Commercial....................................           3            21          --           --            --
   Consumer and other loans......................          24            15          31           54             8
                                                         ----        ------     -------      -------      --------
      Total recoveries...........................          42           137          43           89            25
Allowances of acquired institutions..............          --         2,745          --        2,217            --
Provision for loan losses........................         650         1,650         950          725           400
                                                        -----         -----     -------       ------       -------

Balance at end of the period.....................      $9,120        $8,941     $ 5,182       $4,495        $1,729
                                                        =====         =====       =====        =====         =====

Ratio of net charge-offs during the period
   to average loans outstanding  during
   the period....................................        0.05%        0.07%        0.03%        0.03%         0.03%

Ratio of allowance for loan losses to total
   loans at the end of the period................        0.93%        0.91%        0.57%        0.55%         0.52%

Ratio of allowance for loan losses to non-
   performing loans at the end of the
   period........................................      139.08%       96.12%       35.18%       34.63%        47.10%

Allowance for losses on real estate owned:
Balance at beginning of period...................       $ 123         $334         $768         $589          $632
Charge-offs......................................         (87)        (304)        (634)        (384)         (103)
Recoveries.......................................          --          --            --           --            --
Allowances of acquired institutions..............          --          --            --          188            --
Provision for losses.............................          35          93           200          375            60
                                                         ----        ----          ----         ----          ----
Balance at the end of the period.................         $71        $123          $334         $768          $589
                                                           ==         ====          ===          ===           ===





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

                                                                          At June 30,
                                           -----------------------------------------------------------------------
                                                  1999                      1998                   1997
                                           ---------------------   -----------------------  ----------------------
                                                   % of Loans in             % of Loans in           % of Loans in
                                                    Category to               Category to             Category to
                                           Amount   Total Loans     Amount    Total Loans    Amount   Total Loans
                                           ------   -----------     ------    -----------    ------   -----------
                                                                (Dollars in thousands)
One- to-four-family(1)..............      $3,173       44.76%      $3,457        51.10%     $3,327       61.37%
Commercial real estate..............         345        4.89          340         4.46         308        2.56
Multi-family........................       1,150       32.15          851        24.83         666       20.81
Construction........................          53        0.77           29         0.50          89        0.16
Commercial loans....................       3,545        4.57        3,390         5.10          --          --
Consumer and other loans............         854       12.86          874        14.01         792       15.10
                                          ------       ------      ------       ------      ------       ----
     Total allowances...............      $9,120      100.00%      $8,941       100.00%     $5,182      100.00%
                                           =====      ======        =====       ======       =====      ======



                                                            At June 30,
                                         -------------------------------------------------
                                                 1999                       1998
                                         ---------------------     -----------------------
                                                 % of Loans in              % of Loans in
                                                  Category to                Category to
                                         Amount   Total Loans       Amount    Total Loans
                                         ------   -----------       ------    -----------
                                                      (Dollars in thousands)

One- to-four-family(1)..............     $3,336         70.46%     $1,249        60.84%
Commercial real estate..............        158          3.30          --         0.68
Multi-family........................        278          9.69          74         5.64
Construction........................         47          0.67          --         0.22
Commercial loans....................         --            --          --           --
Consumer and other loans............        676         15.88         406        32.62
                                            ---         -----         ---        -----

     Total allowances...............     $4,495        100.00%     $1,729       100.00%
                                         ======        ======      ======       ======

                                                                 25
(1)   Includes allocations for co-op loans.



D.  Composition of Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                    June 30,
                                                         1999                     1998                  1997
                                                    -------------------     --------------------    -------------------
                                                               Percent                   Percent                Percent
                                                                 of                        of                     of
                                                    Amount      Total       Amount       Total      Amount      Total
                                                    ------      -----       ------       -----      ------      -----
Mortgage loans:                                                          (Dollars in thousands)
One- to four-family............................    $434,237     44.15%     $492,804      50.33%    $552,577      60.42%
Co-op..........................................       5,872      0.60         7,516       0.77        8,647       0.95
Multi-family...................................     316,115     32.14       243,070      24.83      190,293      20.81
Commercial real estate.........................      48,104      4.89        43,624       4.46       23,445       2.56
Construction...................................       7,515      0.76         4,879       0.50        1,440       0.16
                                                    -------     -----       -------      -----      -------      -----
    Total mortgage loans.......................     811,843     82.54       791,893      80.89      776,402      84.90
                                                    -------     -----       -------      -----      -------      -----

Commercial loans:
Asset based loans..............................      11,056      1.12        21,339       2.18           --         --
Other commercial loans.........................      33,893      3.45        28,548       2.92           --         --
                                                     ------      ----        ------      -----                    ----
    Total commercial loans.....................      44,949      4.57        49,887       5.10           --         --
                                                     ------      ----        ------      -----      -------       ----

Consumer and other loans:
Home equity lines of credit....................      85,576      8.70        93,862       9.59       91,782      10.04
Guaranteed student loans.......................      12,791      1.30        15,262       1.56       17,006       1.86
Home equity loans..............................      21,530      2.19        19,050       1.95       19,505       2.13
Loans on deposit accounts......................       4,788      0.49         5,416       0.55        5,514       0.60
Other loans....................................       2,065      0.21         3,622       0.36        4,308       0.47
                                                   --------     -----      --------      -----      -------      -----
    Total  consumer and other loans............     126,750     12.89       137,212      14.01      138,115      15.10
                                                    -------     -----       -------      -----      -------      -----
Total loans....................................     983,542    100.00%      978,992      100.0%     914,517      100.0%
                                                               ======                    =====                   =====
Discounts, premiums and
 deferred loan fees, net.......................        (349)                   (254)                    (14)
Allowance for loan losses......................      (9,120)                 (8,941)                 (5,182)
                                                    --------                --------               ---------
Total loans, net...............................   $ 974,073                $969,797                $909,321
                                                   ========                 =======                 =======

                                                                    June 30,
                                                  ---------------------------------------------
                                                          1996                     1995
                                                  ------------------      ---------------------
                                                             Percent                    Percent
                                                               of                        of
                                                  Amount     Total          Amount       Total
                                                  ------     -----          ------       -----
Mortgage loans:
One- to four-family............................  $569,031     69.28%      $194,290       58.26%
Co-op..........................................     9,687      1.18          8,774        2.63
Multi-family...................................    79,571      9.69         18,774        5.63
Commercial real estate.........................    27,134      3.30          2,258        0.68
Construction...................................     5,560      0.67            745        0.22
                                                  -------     -----        -------       -----
    Total mortgage loans.......................   690,983     84.12        224,841       67.42
                                                  -------     -----        -------       -----

Commercial loans:
Asset based loans..............................        --        --             --          --
Other commercial loans.........................        --        --             --          --
                                                  -------    ------        -------       -----
    Total commercial loans.....................        --        --             --          --
                                                  -------    ------        -------       -----

Consumer and other loans:
Home equity lines of credit....................    81,205      9.89         70,954       21.28
Guaranteed student loans.......................    18,754      2.28         20,529        6.16
Home equity loans..............................    16,747      2.04         15,774        4.73
Loans on deposit accounts......................     5,782      0.70            980        0.29
Other loans....................................     7,922      0.97            416        0.12
                                                 --------     -----       --------       -----
    Total  consumer and other loans............   130,410     15.88        108,653       32.58
                                                  -------     -----        -------       -----
Total loans....................................   821,393    100.00%       333,494      100.00%
                                                             ======                     ======
Discounts, premiums and
 deferred loan fees, net.......................       848                      315
Allowance for loan losses......................    (4,495)                  (1,729)
                                                 ---------                 --------
Total loans, net...............................  $817,746                 $332,080
   =======                  =======






E. Money  Market,  Debt and Equity and  Mortgage-Backed  Securities  Composition
Table.

The following table sets forth certain information regarding the carrying and market values of the Company's money market investments and its portfolios of debt and equity and mortgage-backed securities at the dates indicated:

                                                                                         At June 30,
                                                         -------------------------------------------------------------------------
                                                                  1999                     1998                      1997
                                                         ---------------------    ----------------------      --------------------
                                                         Amortized      Market    Amortized       Market      Amortized     Market
                                                           Cost         Value       Cost          Value         Cost        Value
Money Market  Investments                                                                 (In thousands)
Federal funds sold and
   repurchase agreements.............................      $  --        $  --       $9,500        $9,500       $1,100       $1,100
                                                            ====         ====        =====         =====        =====        =====

Debt and Equity Securities
Held-to-Maturity:
  United States Agency Obligations...................     $8,885       $8,888      $22,493       $22,786      $29,952      $30,042
  Obligation of New York State.......................        390          392          390           417          391          427
  FHLB stock.........................................     19,560       19,560       17,306        17,306       15,683       15,683
                                                          ------      -------      -------       -------      -------      -------
     Total debt and equity securities
        held-to-maturity.............................    $28,835      $28,840      $40,189       $40,509      $46,026      $46,152
                                                          ======       ======       ======        ======       ======       ======
Available-for-Sale:
   United States Agency Obligations..................    $10,000      $10,010      $29,031       $29,290      $22,036      $22,080
   Corporate Obligations.............................    113,855      111,281      103,070       103,167          --           --
   United States Treasury Bills......................         --           --          --            --         4,785        4,812
   United States Treasury Notes......................         --           --          --            --            --           --
   Marketable equity securities......................      1,177          877        2,419         2,450            8           17
                                                         -------       ------     --------       -------    ---------     --------
     Total debt and equity securities
        available-for-sale...........................   $125,032     $122,168     $134,520      $134,907      $26,829      $26,909
                                                         =======      =======      =======       =======       ======       ======

Mortgage-Backed Securities
  Held-to-Maturity:
    Pass-through certificates guaranteed by:
    GNMA.............................................    $55,782      $56,838      $78,106       $80,232     $106,900     $109,978
    FHLMC............................................      7,792        7,940       10,304        10,571       12,963       13,139
    FNMA.............................................     28,228       28,481       33,949        34,908       39,493       39,991
       REMICs:
           Agency Issuance...........................     91,476       87,214       53,021        52,799          --           --
           Private Issuance..........................     72,639       71,760       73,879        73,822          --           --
                                                          ------       ------       ------        ------  ----------    ---------
   Total mortgage-backed securities
         held-to-maturity............................   $255,917     $252,233     $249,259      $252,332     $159,356    $163,108
                                                         =======      =======      =======       =======      =======     =======
Available-for-Sale:
    Pass-through certificates guaranteed by:
    GNMA.............................................   $285,238     $283,311     $187,562      $190,247     $233,572     $237,754
    FHLMC............................................     48,259       48,510      118,982       120,677      222,961      221,756
    FNMA.............................................     83,555       83,008      140,597       142,183      131,066      131,085
       REMICs:
           Agency Issuance...........................    160,742      154,905      128,113       128,272       20,806       20,552
           Private Issuance..........................    373,053      365,304      358,033       358,968      110,481      110,672
                                                         -------      -------      -------       -------      -------      -------
 Total mortgage-backed securities
         available-for-sale..........................   $950,847     $935,038     $933,287      $940,347     $718,886     $721,819
                                                         =======      =======      =======       =======      =======      =======











F.  Maturity  Listing  for  Money  Market  Investments,   Debt  and  Equity  and
Mortgage-Backed Securities Portfolio

       The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's repurchase agreement, debt and equity securities and mortgage-backed securities at June 30, 1999. There were no debt and equity, exclusive of obligations of the U.S.
Treasury securities, issued by any one entity with a total carrying value in excess of 10.0% of retained earnings at June 30, 1999.

                                                                                         At June 30, 1999
                                                         One Year or Less      One to Five Years    Five to Ten Years
                                                       --------------------  --------------------  -------------------
                                                                 Annualized            Annualized            Annualized
                                                                  Weighted              Weighted              Weighted
                                                       Amortized  Average    Amortized  Average    Amortized   Average
                                                         Cost      Yield       Cost      Yield       Cost      Yield
                                                       ---------  -------    ---------  -------    ---------  -------
                                                                                       (Dollars in thousands)
Money Market Investments
Repurchase agreement.................................    $    --       --%     $    --        --%    $    --       --%
                                                          ======     ====        =====     =====       =====    =====

Debt and Equity Securities
Held-to-Maturity:
United States Government Agency Obligations..........     $   --       --%     $    --        --%    $ 8,885     7.00%
Obligation of New York State.........................         --       --          390      7.90          --       --
FHLB stock...........................................         --       --                     --          --       --
                                                           -----   ------        -----     -----       -----     ----
 Total debt and equity securities held-to-maturity$           --       --%     $   390      7.90%    $ 8,885     7.00%
                                                           =====   ======          ===      ====       =====     ====

Available-for-Sale:
United States Government Agency Obligations..........     $   --       --%     $    --        --%   $ 10,000     7.46%
Corporate Bonds......................................         --       --        2,046      8.65      22,753     5.50
Marketable Equity Securities.........................         --       --           --        --          --       --
                                                           -----   ------        -----      ----      ------     ----
 Total debt and equity securities available-for-sale$         --       --%     $ 2,046      8.65%   $ 32,753     6.10%
                                                           =====   ======        =====      ====      ======     ====

Mortgage-Backed  Securities
Held-to-Maturity:
Pass-through certificates guaranteed by:
GNMA.................................................     $   --       --%     $    --        --%    $ 1,860     6.50%
FHLMC................................................         --       --           --        --       7,792     7.02
FNMA.................................................         --       --           --        --      20,028     7.02
REMICS:
   Agency Issuance ..................................         --       --           --        --          --       --
   Private Issuance..................................         --       --           --        --          --       --
                                                           -----   ------       ------     -----      ------     ----
     Total mortgage-backed securities held-to-maturity    $   --       --%     $    --        --%   $ 29,680     6.99%
                                                           =====   ======       ======     =====      ======     ====

Available-for-Sale:
Pass-through certificates guaranteed by:
GNMA.................................................     $   --       --%     $   146      6.87%   $     --       --%
FHLMC................................................        972     7.50        8,797      7.03         576     9.19
FNMA.................................................      7,768     6.50        7,862      6.37       9,897     7.00
REMICS:
  Agency Issuance....................................         --       --           --        --          --       --
  Private Issuance...................................         --       --           --        --          --       --
                                                           -----    -----       ------      ----      ------     ----
     Total mortgage-backed securities available-for-sale $ 8,740     6.61%    $ 16,805      6.72%   $ 10,473     7.12%
                                                           =====     ====       ======      ====      ======     ====

                                                                               At June 30, 1999
                                                          --------------------------------------------------------------
                                                            More Than Ten Years               Total Securities
                                                          ---------------------  ---------------------------------------
                                                                    Annualized                                Annualized
                                                                     Weighted    Average              Approx.   Weighted
                                                         Amortized   Average      Life     Amortized  Market    Average
                                                           Cost       Yield     (in years)  Cost      Value      Yield
                                                         ---------   -------    ---------  --------   ------    -------

Money Market Investments
Repurchase agreement.................................     $     --       --%        --    $    --     $   --       --%
                                                           =======    =====       ====     ======      =====    =====

Debt and Equity Securities
Held-to-Maturity:
United States Government Agency Obligations..........     $     --       --%       5.6    $ 8,885    $ 8,888     7.00%
Obligation of New York State.........................           --       --        0.8        390        392     7.90
FHLB stock...........................................       19,560     6.50         --     19,560     19,560     6.50
                                                            ------     ----       ----     ------     ------     ----
 Total debt and equity securities held-to-maturity$       $ 19,560     6.50%       5.4   $ 28,835   $ 28,840     6.67%
                                                            ======     ====        ===     ======     ======     ====

Available-for-Sale:
United States Government Agency Obligations..........     $     --       --%       7.4   $ 10,000    $10,010     7.46%
Corporate Bonds......................................       89,056     6.01       23.6    113,855    111,281     5.95%
Marketable Equity Securities.........................        1,177     0.02         --      1,177        877     0.02
                                                             -----     ----      -----      -----    -------     ----
 Total debt and equity securities available-for-sale$     $ 90,233     5.93%      22.3  $ 125,032  $ 122,168     6.02%
                                                            ======     ====       ====    =======    =======     ====

Mortgage-Backed  Securities
Held-to-Maturity:
Pass-through certificates guaranteed by:
GNMA.................................................     $ 53,922     6.60%       3.2   $ 55,782   $ 56,838     6.60%
FHLMC................................................           --       --        3.5      7,792      7,940     7.02
FNMA.................................................        8,200     7.44        4.0     28,228     28,481     7.14
REMICS:
   Agency Issuance ..................................       91,476     6.37        6.8     91,476     87,214     6.37
   Private Issuance..................................       72,639     6.82        5.4     72,639     71,760     6.82
                                                           -------     ----        ---     ------     ------     ----
     Total mortgage-backed securities held-to-maturity   $ 226,237     6.61%       5.2  $ 255,917  $ 252,233     6.65%
                                                           =======     ====        ===     =======    =======    ====

Available-for-Sale:
Pass-through certificates guaranteed by:
GNMA.................................................    $ 285,091     5.67%       5.9  $ 285,238  $ 283,311     5.67%
FHLMC................................................       37,914     7.14        4.8     48,259     48,510     7.15
FNMA.................................................       58,029     6.71        4.4     83,555     83,008     6.69
REMICS:
  Agency Issuance....................................      160,742     6.47        6.1    160,742    154,905     6.47
  Private Issuance...................................      373,053     6.55        5.9    373,053    365,304     6.55
                                                           -------     ----        ---    -------    -------     ----
     Total mortgage-backed securities available-for-sale $ 914,829     6.30%       5.7  $ 950,847  $ 935,038     6.32%
                                                           =======     ====        ===    =======    =======     ====






G.  Deposit Activities

    The following table presents the deposit activity of the Bank for the periods indicated.

                                                                                 Years Ended June 30,
                                                                        ------------------------------------------
                                                                          1999            1998              1997
                                                                        --------         --------          -------
                                                                                   (In thousands)
Opening balance...............................................      $ 1,628,298      $ 1,436,037        $ 1,345,626
Continental Bank deposits assumed.............................               --          137,011                 --
(Withdrawals) in Excess of deposits...........................         (140,851)          (8,182)            36,272
Interest credited on deposits.................................           61,972           63,432             54,139
                                                                       --------         --------         ----------
Ending balance................................................      $ 1,549,419      $ 1,628,298        $ 1,436,037
                                                                      =========        =========          =========

Net (decrease)increase in deposits............................        $ (78,879)       $ 192,261           $ 90,411
                                                                        ========         =======             ======
Percentage (decrease)/increase................................           (4.85)%            13.4%              6.7%

         At  June  30,  1999,  the  Bank  has   outstanding   $81.1  million  in
certificates  of deposit  accounts in amounts of  $100,000 or more,  maturing as follows:
                                                                                              Weighted
                                                                         Amount            Average Rate
                                                                         ------            ------------
Maturity Period:                                                     (In thousands)
Three months or less..........................................          $ 34,469                5.13%
Over three through six months.................................            10,153                4.80
Over six through 12 months....................................            21,818                5.09
Over 12 months................................................            14,741                5.49
                                                                         -------                ----
      Total...................................................          $ 81,181                5.14%
                                                                          ======                ====






The following  table sets forth the  distribution  of the Bank's average deposit accounts for the periods  indicated and the weighted  average  nominal  interest rates on each category of deposits presented.
                                                                             Year ended June 30,
                                         ---------------------------------------------------------------------------------------
                                                     1999                           1998                        1997
                                         -----------------------------  ---------------------------   --------------------------
                                                              Weighted                     Weighted                     Weighted
                                                   Percent    Average             Percent  Average             Percent   Average
                                         Average   of Total   Nominal   Average  of Total  Nominal    Average  of Total  Nominal
                                         Balance   Deposits    Rate     Balance  Deposits   Rate      Balance  Deposits   Rate
                                                                        (Dollars in thousands)
Passbook accounts.....................  $ 443,352    27.35%    2.04%   $435,844     28.06%   2.40%   $441,921    32.01%   2.47
Demand Deposits and
   NOW accounts.......................    165,580    10.21     0.95     140,977      9.08    0.89     102,119     7.39    1.10
                                          -------     ----     ----     -------     -----             -------    -----

Total passbook and Demand Deposits
  and NOW accounts....................    608,932    37.56     1.74     576,821     37.14    2.03     544,040    39.40    2.21
                                          -------    -----     ----     -------     -----             -------    -----

Money market accounts.................     90,442     5.58     2.03      93,715      6.03    2.40      99,536     7.21    2.48
                                           ------     ----     ----     -------     -----             -------    -----
Certificate accounts:
      31 days.........................         --       --       --          --        --      --          38     0.00    2.50
      91 days.........................     29,278     1.81     4.20      31,767      2.05    4.73      34,775     2.52    4.82
       4 months.......................      2,069     0.13     4.01         795      0.05    4.20         880     0.06    4.28
       6 months.......................    119,102     7.35     4.56     223,876     14.41    5.34     126,700     9.18    5.19
       9 months.......................     26,461     1.63     4.81      15,134      0.97    5.10      65,202     4.72    5.15
     12 months........................    449,875    27.75     5.40     196,139     12.63    5.47     144,536    10.47    5.12
     15 months........................      9,287     0.57     4.89      15,128      0.97    4.88      44,691     3.24    5.32
     18 months........................     25,829     1.59     5.17      37,022      2.38    5.30      59,993     4.35    5.45
     24 months........................    147,172     9.08     5.87     233,293     15.02    6.04     129,499     9.38    6.08
     30 months........................      8,053     0.50     5.41      10,657      0.69    5.50      12,915     0.94    5.52
     36 months........................      6,190     0.38     5.32       7,578      0.49    5.55       8,857     0.64    5.38
     42 months........................      1,853     0.12     5.31       2,431      0.16    5.50       2,784     0.20    5.36
     48 months........................     11,056     0.68     5.72      13,090      0.84    5.74      16,507     1.20    5.50
     60 months........................     77,066     4.75     6.20      82,156      5.29    6.15      87,253     6.32    6.15
Other certificates....................      8,491     0.52     5.51      13,709      0.88    5.54       2,388     0.17    4.87
                                            -----     ----             --------     -----           ---------   ------
Total certificates....................    921,782    56.86     5.37     882,775     56.83    5.60     737,018    53.39    5.47
                                          -------    -----             --------     -----            --------    -----
Total deposits........................ $1,621,156   100.00%    3.82  $1,553,311    100.00%   4.08  $1,380,594   100.00%   3.95
                                        =========   ======            =========    ======           =========   ======





         The following table presents, by rate categories, the balances of the Bank's certificates of deposit accounts outstanding, interest rate categories, at June 30, 1999, 1998 and 1997 and the remaining periods to maturity of certificate deposit accounts outstanding at June 30, 1999.

                                               Period to maturity from
                                                    June 30, 1999                                   June 30,
                                     ---------------------------------------------      -------------------------------
                                                 One to        Two to        Over
                                      Within      Two          Three         Three
                                     One Year    Years         Years         Years       1999         1998         1997
                                     --------    -----         -----         -----      ------       ------       -----
                                                                          (In thousands)
Certificates of deposit accounts:
2.99% or less................     $    612     $    110       $ 3,664     $    477    $   4,863    $   2,059    $   1,341
3.00% to 3.99%...............        7,669          --             --           --        7,669           --           --
4.00% to 4.99%...............      440,960       32,525            --        5,623      479,108      171,881       65,449
5.00% to 5.99%...............      222,909       49,429         9,195        7,550      289,083      513,417      508,266
6.00% to 6.99%...............       38,487       15,263         7,923          259       61,932      246,743      230,989
7.00% to 7.99%...............           78           31             7           --          116          111          341
8.00% to 8.99%...............            7          --             --           --            7          208          228
9.00% and greater............           --           --            --           --           --          139          136
                                 ---------    ---------     ---------  -----------    ---------     --------     --------
Total........................     $710,722      $97,358       $20,789      $13,909     $842,778     $934,558     $806,750
                                   =======       ======        ======       ======      =======      =======      =======

H.   Borrowings

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the fiscal years ended on the dates indicated:
                                                                                           At or For the
                                                                                         Year Ended June 30,
                                                                                  --------------------------------------
                                                                                   1999           1998             1997
                                                                                  ------         ------           ------
FHLB-NY advances:                                                                          (In thousands)
  Average balance outstanding..........................................          $309,323        $ 84,920         $ 22,519
   Maximum amount outstanding at any
       month-end during the period.....................................           383,826         182,136           43,000
   Balance outstanding at end of period................................           338,718         182,136           40,000
   Weighted-average interest rate during the period....................              5.35%           5.58%            5.61%
   Weighted-average interest rate at end of period.....................              5.27%           5.49%            5.58%

Reverse repurchase agreements:
  Average balance outstanding..........................................          $276,748        $309,618         $288,845
   Maximum amount outstanding at any
       month-end during the period.....................................           350,060         398,070          326,391
   Balance outstanding at end of period................................           313,716         398,070          311,913
   Weighted-average interest rate during the period....................              5.57%           5.79%            5.63%
   Weighted-average interest rate at end of period.....................              5.23%           5.64%            5.78%

Company Obligated Mandatorily Redeemable Capital Securities:
  Average balance outstanding..........................................          $ 50,000        $  8,876         $     --
   Maximum amount outstanding at any
      month-end during the period......................................            50,000          50,000               --
   Balance outstanding at end of period................................            50,000          50,000               --
   Weighted-average interest rate during the period....................              8.17%           8.17%              --%
   Weighted-average interest rate at end of period.....................              8.17%           8.17%              --%

Total borrowings:
  Average balance outstanding..........................................          $636,095        $403,414         $311,364
   Maximum amount outstanding at any
       month-end during the period.....................................           733,856         630,206          351,913
   Balance outstanding at end of period................................           702,434         630,206          351,913
   Weighted-average interest rate during the period....................              5.66%           5.80%            5.62%
   Weighted-average interest rate at end of period.....................              5.46%           5.80%            5.76%





Item 2.       Properties

        The Bank conducts its business through its administrative  office and 29
full-service   branch   offices.   Loan   originations   are  processed  at  the
administrative office.
                                                                                                            Net Book Value
                                                                                                            of Property or
                                                                          Original Date      Date of           Leasehold
                                                              Leased or     Leased or         Lease         Improvements at
           Location                                             Owned       Acquired       Expiration(1)     June 30, 1999
         ------------                                          -------     ----------      -------------     --------------
                                                                                                             (In thousands)
Administrative Office:
585 Stewart Avenue
Garden City, NY  11530.............................            Leased           1977           2002                $ 29

Banking Offices:
300 Garden City Plaza
Garden City, NY  11530
(Home Office)......................................            Leased           1979           2004                  46

118 Seventh Street
Garden City, NY  11530.............................            Leased           1997           2008                   3

983 Willis Avenue
Albertson, NY  11507...............................             Owned           1965             --                 540

422 Hillside Avenue
Williston Park, NY  11596..........................            Leased           1972           2017                 232

380 Hillside Avenue(2)
Williston Park, NY  11596..........................             Owned           1964             --                 200

570 Stewart Avenue
Bethpage, NY  11714................................            Leased           1963           2008                  26

341 Post Avenue
Westbury, NY  11590................................             Owned           1995             --                 577

2530 Stewart Avenue
Westbury, NY  11590................................             Owned           1995             --                 740

405 Jerusalem Avenue
Hicksville, NY  11801..............................            Leased           1995           2005                   4

2843 Jerusalem Avenue
North Bellmore, NY  11710..........................            Leased           1995           2012                  27

172 New Hyde Park Road
Franklin Square, NY  11010.........................            Leased           1995           2019                  24









                                                                                                             Net Book Value
                                                                                                             of Property or
                                                                           Original Date     Date of           Leasehold
                                                              Leased or      Leased or        Lease          Improvements at
           Location                                             Owned         Acquired    Expiration(1)       June 30, 1999
           --------                                             -----         --------    -------------       -------------
(Continued)                                                                                                   (In thousands)

312 Conklin Street
Farmingdale, NY  11735.............................             Owned           1996             --               $ 772

195 Merritts Road
South Farmingdale,  NY  11735......................             Owned           1996             --               1,378

1074 Old Country Road
Plainview, NY  11803...............................             Owned           1996             --                 571

300 S. Wellwood Avenue
Lindenhurst, NY  11757.............................             Owned           1996             --                 656

1134 Deer Park Avenue
North Babylon, NY  11703...........................            Leased           1996           2008                  16

1383 Deer Park Avenue
North Babylon, NY  11703...........................             Owned           1997             --               1,053

2087 Deer Park Avenue
Deer Park, NY  11729...............................             Owned           1996             --                 611

2080 Deer Park Avenue(2)
Deer Park, NY 11729................................             Owned           1996             --                 299

434 Union Boulevard
West Islip, NY  11795..............................            Leased           1996           2004                  37

340 Washington Avenue
North Brentwood, NY  11717.........................   Owned/Leased(6)           1996           2014                 257

742 Route 25 A
Kings Park, NY  11754..............................            Leased           1996           2002                  52

250 Smithtown Boulevard
Nesconset, NY  11767...............................             Owned           1996             --                 487

245 Lake Avenue
St. James, NY  11780...............................             Owned           1996             --                 496

335 Main Street
Farmingdale, NY 11735..............................            Leased           1996           2000                  11

375 Fulton Avenue
Farmingdale, NY 11735..............................            Leased           1996           2002                  --







                                                                                                             Net Book Value
                                                                                                             of Property or
                                                                           Original Date       Date of           Leasehold
                                                               Leased or      Leased or         Lease          Improvements at
                          Location                               Owned         Acquired      Expiration(1)      June 30, 1999
                        ------------                            -------       ----------     -------------      --------------
 (Continued)                                                                                                  (In thousands)
233-15 Hillside Avenue
Queens Village, NY  11427..........................               Owned         1961               --               $ 356

19-01 Utopia Parkway
Whitestone, NY  11357..............................           Leased(4)         1976             2026                  63

32-02 Francis Lewis Blvd
Flushing, NY  11358................................               Owned         1957               --                 312

69-09 164th Street
Flushing, NY  11365................................               Owned         1967               --                 707

204-12 Hillside Avenue(3)
Hollis, NY  11423..................................        Owned/Leased         1954             2003                  30


162-04 Jamaica Avenue
Jamaica, NY  11432.................................           Leased(5)         1989             2001                 286

216-26 Jamaica Avenue
Queens Village, NY  11428..........................               Owned         1939               --                 158
                                                                                                                     ----

          Total....................................                                                              $ 11,056
                                                                                                                   ======

-------------------
(1)  Leased property includes all option periods.
(2)  Drive-up facility.
(3) The Bank owns one half of the  property  and leases the other half.
(4) TheBank pays all real estate taxes on this property.
5) This branch was originally owned by the Bank. The Bank has subsequently sold the property and is now leasing it. The transaction is being treated as a capital lease (sale/leaseback).
(6) The Bank owns the building and leases the land. Option to purchase the land at the end of the last lease option.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     None

                                                          PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the Nasdaq National Market and quoted under the symbol "RELY". As of September 16, 1999, the Company had 1,500 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     Shares of the common stock were made available to qualified subscribers at $10.00 per share during the initial offering. The tables show the reported high and low sales prices of the common stock during fiscal 1999 and 1998.

                                1999
              ---------------------------------------
               First     Second     Third     Fourth
              Quarter    Quarter   Quarter    Quarter
              -------    -------   -------    -------
High..........$38.50     $29.88     $31.63     $29.63
Low...........$23.88     $21.50     $28.00     $26.00

                               1998
              ---------------------------------------
               First     Second     Third     Fourth
              Quarter    Quarter   Quarter    Quarter
              -------    -------   -------    -------
High..........$33.00     $36.88     $38.75     $42.25
Low...........$27.69     $30.00     $29.69     $36.75


On September 18, 1996, the Company's Board of Directors adopted a Stockholder Protection Rights Plan and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock of the Company. Each Right, initially, will entitle stockholders to buy a one one-hundredth interest in a share of a new series of preferred stock of the Company at an exercise price of $60.00, upon the occurrence of certain events described in the Plan. Initially, Rights will not be exercisable and will transfer with and only with the shares of common stock. The Rights will be exercisable and separately transferable ten business days after a person or group of persons acquires 10% or more of the common stock of Reliance Bancorp, Inc. ("Acquiring Person") or a person or group of persons announces a tender offer, the consummation of which would result in ownership by a person or group of persons of 10% or more of Company common stock. Subject to certain limitations, the Company's Board of Directors may reduce the 10% threshold.

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

     The Rights dividend distribution was made to stockholders of record on October 3, 1996. The Rights will expire ten years later on October 3, 2006. The distribution of the Rights is not taxable to stockholders. Pursuant to the terms of the Stockholder Protection Rights Plan, the rights did not become exercisable upon execution of the Merger Agreement and will not become exercisable upon the completion of the transactions contemplated by the Merger agreement. The Rights Plan will expire upon consummation of the merger with North Fork.

Item 6. Selected Financial Data

Set forth below are the selected consolidated financial and other data of the Company. This financial data is derived in part from, and it should be read in conjunction with the Company's consolidated financial statements and related notes.

                                                                                              At June 30,
                                                                         -------------------------------------------------------
Selected Financial Data:                                                  1999       1998         1997         1996        1995
                                                                         -------    ------       -------      -------     ------
Total Assets......................................................    $2,451,773  $2,485,729    $1,976,764   $1,782,550  $931,436
Loans Receivable, Net.............................................       974,073     969,797       909,321      817,746   332,080
Debt and Equity Securities Available-for-Sale.....................       122,168     134,907        26,909       13,271    23,880
Debt and Equity Securities Held-to-Maturity.......................        28,835      40,189        46,026       48,330    23,890
Mortgage-Backed Securities Available-for-Sale.....................       935,038     940,347       721,819      591,740   104,453
Mortgage-Backed Securities Held-to-Maturity.......................       255,917     249,259       159,356      184,492   413,762
Excess of Cost Over Fair Value of Net Assets Acquired.............        54,373      58,936        45,463       49,429        --
Real Estate Owned, Net............................................           177         755           450        1,564     1,558
Deposits..........................................................     1,549,419   1,628,298     1,436,037    1,345,626   670,317
Borrowed Funds....................................................       702,434     630,206       351,913      266,160    97,035
Total Stockholders' Equity........................................       171,667     194,864       162,670      153,619   153,733

                                                                                           Year Ended June 30,
                                                                         --------------------------------------------------------
Selected Operating Data:                                                  1999        1998          1997         1996       1995
                                                                         ------      ------        ------       ------     ------
Interest Income...................................................      $167,310   $153,819       $133,289     $100,372  $ 61,260
Interest Expense .................................................        98,006     86,828         71,653       52,985    28,361
                                                                          ------     ------         ------       ------    ------
     Net Interest Income..........................................        69,304     66,991         61,636       47,387    32,899
Less Provision for Loan Losses....................................           650      1,650            950          725       400
                                                                          ------     ------         ------      -------    ------
     Net Interest Income After Provision for Loan Losses..........        68,654     65,341         60,686       46,662    32,499

Non-Interest Income:
Loan Fees and Service Charges.....................................         1,352      1,047            683          826       269
Other Operating Income............................................         4,279      3,452          2,557        1,606       841
Income from Money Centers.........................................         2,650      1,882             --           --        --
Condemnation Award on Joint Venture...............................            --      1,483             --           --        --
Net Gain (Loss) on Securities.....................................           119         (5)           172          678       147
                                                                          ------     -------       -------       ------    ------
     Total Non-Interest Income....................................         8,400      7,859          3,412        3,110     1,257
                                                                          ------     ------        -------       ------    ------

Non-Interest Expense:
Compensation and Benefits.........................................        20,373     20,297         16,509       13,395     9,562
Occupancy and Equipment...........................................         7,064      6,531          5,719        4,481     2,462
Federal Deposit Insurance Premiums................................           930        921          1,813        2,399     1,376
Advertising.......................................................         1,247      1,202          1,168        1,152     1,158
Other Operating Expenses..........................................         6,675      6,274          5,778        4,169     3,039
                                                                          ------     ------        -------       ------    ------
     Total General and Administrative Expenses....................        36,289     35,225         30,987       25,596    17,597
Real Estate Operations, Net.......................................           111        218            383          579      (385)
Amortization of Excess of Cost Over Fair
  Value of Net Assets Acquired....................................         4,563      4,218          3,404        1,928        --
SAIF Recapitalization Charge......................................            --         --          8,250           --        --
                                                                          ------     ------         ------       ------    ------
     Total Non-Interest Expense...................................        40,963     39,661         43,024       28,103    17,212
                                                                          ------     ------         ------       ------    ------

     Income Before Income Taxes ..................................        36,091     33,539         21,074       21,669    16,544
Income Tax Expense................................................        15,940     14,810         10,138        9,946     6,842
                                                                          ------    -------        -------       ------    ------
     Net Income...................................................      $ 20,151   $ 18,729       $ 10,936     $ 11,723   $ 9,702
                                                                          ======     ======         ======       ======     =====
Earnings Per Share:               Basic...........................      $   2.38   $   2.11       $   1.32     $   1.36   $  1.04
                                          Diluted.................      $   2.26   $   1.99       $   1.25     $   1.32   $  1.03
(See footnotes on following page)





                                                                                 At or for the Year Ended June 30,
                                                                     ----------------------------------------------------------
                                                                      1999       1998          1997         1996          1995
                                                                      ----       ----          ----         ----          ----
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on Average Assets..........................................   0.81%        0.86%        0.58%        0.83%         1.08%
Return on Average Stockholders' Equity (1)........................  11.22        10.42         7.02         7.58          6.17
Return on Average Tangible Stockholders' Equity (1)...............  16.40        15.14        10.10         9.18          6.17
Average Stockholders' Equity to Average Assets....................   7.30         8.45         8.24        10.92         17.60
Stockholders' Equity to Total Assets..............................   7.00         7.84         8.23         8.62         16.51
Tangible Stockholders' Equity to Tangible Assets..................   4.89         5.60         6.07         6.01         16.51
Core Deposits to Total Deposits...................................  39.94        36.91        37.40        41.68         36.12
Net Interest Spread...............................................   2.67         2.98         3.22         3.17          3.11
Net Interest Margin (2)...........................................   2.95         3.28         3.47         3.52          3.77
General and Administrative Expenses to Average Assets.............   1.47         1.62         1.66         1.81          1.97
Operating Income to Average Assets (3)............................   0.33         0.29         0.17         0.16          0.14
Average Interest-Earning Assets to
  Average Interest-Bearing Liabilities............................  1.07X        1.07X        1.06X        1.09X         1.20X

Selected Financial Ratios, Excluding SAIF
Recapitalization Assessment
Return on Average Assets..........................................   0.81%        0.86%        0.84%        0.83%         1.08%
Return on Average Stockholders' Equity (1)........................  11.22        10.42        10.12         7.58          6.17
Return on Average Tangible Stockholders' Equity (1)...............  16.40        15.14        14.56         9.18          6.17

Asset Quality Ratios:
Non-Performing Loans to Total Loans (4)...........................   0.67         0.95%        1.61%        1.58%         1.10%
Non-Performing Loans to Total Assets..............................   0.27         0.37         0.75         0.73          0.39
Non-Performing Assets to Total Assets (5)........................    0.27         0.40         0.77         0.82          0.56
Allowance for Loan Losses to Total Loans..........................   0.93         0.91         0.57         0.55          0.52
Allowance for Loan Losses to Non-Performing Loans................. 139.08        96.12        35.18        34.63         47.10

Other Data:

Number of Deposit Accounts........................................160,358      169,071      164,121       164,368       68,617
Full-Service Banking Offices......................................     29           30           28            28           11

--------------------

(1) For purposes of these calculations, average stockholders' equity and average stockholders' tangible equity exclude the effect of changes in the unrealized appreciation (depreciation) on securities available-for-sale, net of taxes.
(2) Calculation is based upon net interest income before provision for loan losses divided by average interest-earning assets.
(3) Operating income
represents total non-interest income less (plus) net gain (loss) on sale of securities and condemnation award on joint venture.
(4) Non-performing loans consist of all loans 90 days or more past due and any other loans, or any portion thereof, that have been determined to be doubtful of collection.
(5) Non-performing assets consist of non-performing loans and real estate owned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Reliance Bancorp, Inc. is a Delaware corporation organized on November 16, 1993 and is the holding company for Reliance Federal Savings Bank. On March 31, 1994, the Company issued 10,750,820 shares of common stock at $10.00 per share raising total net proceeds of $103.6 million of which $51.8 million was retained by the Company with the remaining net proceeds being used by the Company to purchase all of the outstanding stock of the Bank.

The Company is headquartered in Garden City, New York and its primary business currently consists of the operation of its wholly-owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company currently invests primarily in U.S. Government securities, corporate debt securities and repurchase agreements. In addition, the Company completed the acquisitions of the Bank of Westbury, a Federal Savings Bank, in August 1995, Sunrise Bancorp, Inc., in January 1996 and Continental Bank, a commercial bank, in October 1997, which were all merged into the Bank.

The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in mortgage, consumer, multi-family, commercial, commercial real estate, construction and guaranteed student loans. In connection with the acquisition of Continental Bank, the Bank now offers both secured and unsecured commercial loans. In addition, during periods in which the demand for loans which meet the Bank's underwriting and interest rate risk standards and policies is lower than the amount of funds available for investment, the Bank invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations. The Bank also operates, as a result of the Continental Bank acquisition, five check cashing ("Money Centers") operations which result in additional fee income to the Bank.

The Company's results of operations are dependent primarily on interest income from its securities investments and earnings of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Bank's net income also is affected by its provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists primarily of compensation and benefits, occupancy expenses, federal deposit insurance premiums, advertising expense and other general and administrative expenses. Other non-interest expense consists of real estate operations, net, amortization of excess of cost over the fair value of net assets acquired, and in fiscal 1997, a one-time pre-tax SAIF recapitalization charge. The earnings of the Company and Bank are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Financial Condition

As of June 30, 1999, total assets were $2.5 billion, a decrease of $34.0 million from June 30, 1998. Investment securities decreased $24.1 million, or 13.8%, from $175.1 million at June 30, 1998 to $151.0 million at June 30, 1999 as a result of sales and calls of debt securities.

Deposits decreased $78.9 million, or 4.8%, during the fiscal year ended June 30, 1999 as a result of a reduction in certificate of deposit products while borrowings increased $72.2 million, or 11.5%, from $630.2 million at June 30, 1998 to $702.4 million at June 30, 1999 as a result of additional FHLB advances.

Treasury stock increased from $24.0 million at June 30, 1998 to $50.6 million at June 30, 1999 as a result of 1.0 million shares repurchased net of stock options exercised during the fiscal year ended.

Non-performing assets

Non-performing loans totaled $6.6 million, or 0.67% of total loans at June 30, 1999 as compared to $9.3 million, or 0.95% of total loans, at June 30, 1998. Non-performing loans at June 30, 1999 were comprised of $4.0 million of loans secured by one- to four-family residences, $1.9 million of commercial real estate loans, $433,000 of commercial loans and $255,000 of guaranteed student and other loans.

For the fiscal year ended June 30, 1999, the Company's loan loss provision was $650,000 as compared to $1.7 million in the prior fiscal year. The Company decreased its provision for loan losses due to the lower level of non-performing loans and charge-offs. Net charge-offs were $471,000 for the fiscal year ended June 30, 1999 as compared to $636,000 in the fiscal year ended June 30, 1998. The Company's allowance for loan losses totalled $9.1 million at June 30, 1999 as compared to $8.9 million at June 30, 1998 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 139.08% and 0.93% at June 30, 1999 compared to 96.12% and 0.91% at June 30, 1998, respectively. Management believes the allowance for loan losses at June 30, 1999 is adequate and sufficient reserves are presently maintained to cover losses on loans.

Asset/Liability Management

One of the Bank's primary long-term financial objectives has been and will continue to be to monitor the sensitivity of its earnings to interest rate fluctuations by maintaining an appropriate matching of the maturities and interest rate repricing characteristics of its assets and liabilities in relation to the current and anticipated interest rate environment. In an effort to realize this objective and minimize the Bank's exposure to interest rate risk, the Bank emphasizes the origination of adjustable-rate mortgage ("ARM"), commercial and consumer loans, shorter-term fixed rate multi-family, mortgage, commercial and consumer loans and the purchase of shorter-term fixed rate and adjustable-rate mortgage-backed securities. However, there can be no assurances that the Bank will be able to originate adjustable-rate loans or acquire mortgage-backed securities with terms and characteristics which conform with the Bank's underwriting standards, investment criteria or interest rate risk policies.

The Company has attempted to limit its exposure to interest rate risk through the origination and purchase of adjustable-rate mortgage loans ("ARMs") and through purchases of adjustable-rate mortgage-backed and mortgage-related securities and fixed rate mortgage-backed and mortgage-related securities with short- and medium-term average lives. In the most recent fiscal year, the Bank has not been able to originate a significant amount of ARM's due to customer preference for fixed rate loans.

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

At June 30, 1999, $922.2 million, or 39.5%, of the Bank's interest-earning assets consisted of adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $810.9 million, of which, $408.8 million, or 50.4%, were adjustable-rate loans and $402.1 million, or 49.6%, were fixed-rate loans. In addition, at June 30, 1999, the Bank's consumer loan portfolio totalled $127.3 million, of which, $99.6 million, or 78.2%, were adjustable-rate home equity lines of credit and guaranteed student loans and $27.7 million, or 21.8%, were fixed-rate home equity and other consumer loans. At June 30, 1999, the Bank's commercial loan portfolio totalled $44.9 million of which $32.5 million, or 72.3% were adjustable rate loans and $12.4 million, or 27.7% were fixed rate loans. At June 30, 1999, the mortgage-backed securities portfolio totalled $1.2 billion of which $935.0 million were classified as available-for-sale and $255.9 million was classified as held-to-maturity. Of the $935.0 million classified as available-for-sale, $327.4 million, or 27.5% of the total mortgage-backed portfolio, were adjustable-rate securities and $607.6 million, or 51.0%, were fixed-rate securities. Of the $255.9 million were classified as held-to-maturity,

$53.9 million, or 4.5% of the total mortgage-backed portfolio, were adjustable-rate securities and $202.0 million, or 17.0%, were fixed-rate securities. The Bank expects to continue to invest in shorter term fixed-rate and adjustable-rate mortgage-backed securities to reduce credit risk as well as minimize exposure to volatile interest rates. Recently, the Bank has purchased longer term fixed-rate higher yielding mortgage-backed securities to offset the prepayment risk of adjustable-rate securities during a falling interest rate environment. It should be noted that adjustable-rate loans and mortgage-backed securities backed by ARM loans initially bear rates of interest below that of comparable fixed rate loans or mortgage-backed securities backed by fixed rate loans. Accordingly, increased emphasis on adjustable-rate loans and mortgage-backed securities may, under certain interest rate conditions, result in the Bank's yield on interest-earning assets being lower than it could be if fixed rate loans were emphasized.

Market Risk and Interest Rate Sensitivity Analysis

The Company's primary component of market risk is interest rate volatility. The Company's net interest income, the primary component of its net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of the Company's assets and the liabilities which fund them. The Company seeks to manage this risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. As previously discussed, there are a variety of factors which influence the repricing characteristics and market values of any given asset or liability. The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice, either by its contractual terms, or based upon certain assumptions made by management, within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive assets maturing or repricing within that same time frame. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets and thus a decrease in the institution's net interest income, whereas an institution with a positive gap would generally be expected to experience the opposite results. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis. At June 30, 1999, the Company's interest-bearing liabilities maturing or repricing within one year exceeded net interest-earning assets maturing or repricing within the same time period by $100.1 million, representing a negative cumulative one-year gap of 4.08% of total assets. This compares to interest-bearing liabilities maturing or repricing within one year exceeding net interest-earning assets maturing or repricing within the same time period by $213.7 million, representing a negative cumulative one-year gap of 8.60% of total assets at June 30, 1998.

The following table ("the Gap table") sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999, that are anticipated by the Company using certain assumptions based on its historical experience and other data available to management to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions have been applied in estimating the repricing of the Company's mortgage loans and mortgage-backed securities. The estimated rates of prepayment assumed for loans and mortgage-backed securities are based upon coupon rates. The Company utilized deposit withdrawal assumptions for its deposit decay rate. For passbook accounts, NOW accounts and money market accounts, such assumed rates were 8%, 15% and 18%, respectively. The assumptions used may not be indicative of future withdrawals of deposits or prepayments of loans and mortgage-backed securities. The Gap table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. Included in this table are $113.7 million of callable investment securities, classified according to their call dates. Of such securities, $18.9 million, $0.0, $18.0 million, $0.0, $0.0, and $76.8 million are callable in the "Up to One Year", "One to Two Years", "Two to Three Years", "Three to Four Years", "Four to Five Years", and "Over Five Years" categories, respectively. Also included in this table are $407.5 million of callable borrowings, classified according to their call dates. Of such borrowings, $244.0 million, $58.5 million, $0.0, $30.0 million, $25.0 million and $50.0 million are callable in the "Up to One Year", "One to Two Years", "Two to Three Years", "Three to Four Years", "Four to Five Years", and "Over Five Years" categories, respectively.

                                                                                    June 30,
                                              -----------------------------------------------------------------------------------
                                              Up to      One to    Two to      Three to   Four to    Over
                                               One         Two      Three       Four       Five      Five                   Fair
                                              Year        Years     Years       Years      Years     Years      Total       Value
                                              ----        -----     -----       -----      -----     -----      -----       -----
Interest-Earning Assets:                                                     (Dollars in thousands)
Mortgage Loans(1)(2).....................    $290,673   $137,324   $110,199   $ 95,201   $ 55,715   $122,731   $811,843   $806,791
Commercial Loans(1)(2)...................      36,913        508        824        828        938      4,938     44,949     45,069
Other Loans(1)(2)........................     112,770      5,663      3,047      1,743      1,036      2,405    126,664    127,120
Mortgage-Backed Securities(2)(3).........     551,928    125,574     90,671     69,973     69,209    296,515  1,203,870  1,187,271
Debt and Equity Securities(2)(3).........     145,107          --          --    2,000         --      7,700    154,807    151,008
                                           ---------- ----------- ----------- -------- ----------- ---------   ----------  -------
    Total Interest-Earning Assets........   1,137,391    269,069    204,741    169,745    126,898    434,289  2,342,133  2,317,259
                                            ---------    -------    -------    -------    -------    -------  ---------  ---------

Interest-Bearing Liabilities:
Passbook Accounts........................      38,279     31,908     29,447     27,175     25,079    300,073    451,961    443,413
NOW Accounts.............................      14,877     12,792     11,000      9,459     58,055         --    106,183    102,757
Money Market Accounts....................      11,778     10,128      8,709      7,489     45,963         --     84,067     81,931
Certificate of Deposit Accounts(2).......     710,424     97,349     20,789     10,651      3,256         --    842,469    841,259
Borrowed Funds...........................     462,156     58,500     76,182     30,000     25,000     50,596    702,434    693,564
                                           ----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total Interest-Bearing Liabilities...   1,237,514    210,677    146,127     84,774    157,353    350,669  2,187,114  2,162,924
                                            ---------   --------   --------  ---------   --------   --------  ---------  ---------

Interest Rate Sensitivity Gap............ $ (100,123)     58,392     58,614     84,971   (30,455)    83,620     155,019
                                           ==========  =========     ======     ======   ========    =======    =======
Cumulative Interest Rate Sensitivity Gap. $ (100,123)   (41,731)     16,883    101,854     71,399    155,019
                                            =========   ========     ======    =======   ========    =======
Cumulative Interest Rate Sensitivity Gap as
   a Percentage of Total Assets..........     (4.08)%    (1.70)%      0.69%      4.15%      2.91%      6.32%
Cumulative Net Interest-Earning Assets as
   a Percentage of Cumulative Interest-
   Bearing Liabilities...................      91.91%     97.12%    101.06%    106.07%    103.89%    107.09%


--------------------

(1) For purposes of the GAP analysis, mortgage and other loans are not reduced for the allowance for loan losses and non-performing loans.
(2) For purposes of the GAP analysis, premiums, unearned discounts, deferred loan fees and purchase accounting adjustments are excluded.
(3) Mortgage-backed and debt and equity securities were shown excluding the market value depreciation of $18.7 million on securities claassified as available-for-sale.

Certain shortcomings are inherent in the method of analysis presented in the Gap table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, certain assets, such as ARMs, have contractual features which restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, the ability of borrowers to service their ARMs or other loan obligations may decrease in the event of an interest rate increase. The Gap table reflects the estimates of management as to periods to repricing at a particular point in time. Among the factors considered are current trends and historical repricing experience with respect to similar products. For example, the Company has a number of deposit accounts, including savings, NOW accounts, and money market which, subject to certain regulatory exceptions not relevant here, may be withdrawn at any time. The Company, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so even if market interest rates change. As a result, different assumptions may be used at different points in time.

The Company's interest rate sensitivity is also monitored by management through analysis of the change in the net portfolio value ("NPV"). NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the market value of an institution's net worth. Increases in the market value of assets will increase the NPV whereas decreases in market value of assets will decrease the NPV. Conversely, increases in the market value of liabilities will decrease NPV whereas decreases in the market value of liabilities will increase the NPV. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed rate asset will decline, whereas the fair market value of an adjustable rate asset, depending on its repricing characteristics, may not decline. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. This analysis, referred to in the NPV table, initially measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The OTS also produces a similar analysis using its own model based upon data submitted on the Bank's quarterly Thrift Financial Reports, the results of which may vary from the Company's internal model primarily because of differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of the NPV table, prepayment speeds and deposit decay rates similar to those used in the Gap table were used. The NPV table is based on simulations which utilize institution specific assumptions with regard to future cash flows, including customer options such as loan prepayments, period and lifetime caps, puts and calls, and deposit withdrawal estimates. The NPV table uses discount rates derived from various sources including, but not limited to, treasury yield curves, thrift retail certificate of deposit curves, national and local secondary mortgage markets, brokerage security pricing services and various alternative funding sources.

Specifically, for mortgage loans receivable, the discount rates used were based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term. The discount rates used for certificates of deposit and borrowings were based on rates which approximate the rates offered by the Company for deposits and borrowings of similar remaining maturities. The table calculates the NPV at a flat rate scenario by computing the present value of cash flows of interest earning assets less the present value of interest bearing liabilities. Certain assets, including fixed assets and real estate held for development, are assumed to remain at book value (net of valuation allowance) regardless of interest rate scenario. Other non-interest earning assets and non-interest bearing liabilities such as deferred fees, unamortized premiums, goodwill and accrued expenses and other liabilities are excluded from the NPV calculation. The following table sets forth the Bank's NPV as of June 30, 1999, as calculated by the Bank, for instantaneous and sustained changes in interest rates relative to the NPV in an unchanging interest rate environment.

 Changes in Interest                                           Portfolio
  Rates in Basis               Net Portfolio Value          Value of Assets
                         -----------------------------    -------------------
      Points              $          $           %          NPV          %
    (Rate Shock)         Amount      Change    Change      Ratio      Change
    ------------         ------      ------    ------      -----      ------
                             (Dollar in Thousands)
  200..................  102,338    (77,424)    (43.1)      4.42       40.8
  100..................  148,675    (31,087)    (17.3)      6.28       15.9
  0....................  179,762                            7.47
  (100)................  215,043      35,281      19.6      8.76      (17.3)
  (200)................  223,290      43,528      24.2      9.03      (20.9)

As with the Gap table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling of changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is immediate and is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Accordingly, although the NPV measurements in theory, may provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide for a precise forecast of the effect of changes in market interest rates on the Company's net portfolio value and will differ from actual results.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company's consolidated statements of condition and the consolidated statements of income for the years ended June 30, 1999, 1998, and 1997 and reflects the average yields on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the fiscal years shown. Average balances are derived from daily balances. The average balance of loans receivable includes loans on which the Bank has discontinued accruing interest. The yields and costs include fees, premiums and discounts which are considered adjustments to yields.

                                                                               Year Ended June 30,
                                         ------------------------------------------------------------------------------------------
                                                      1999                              1998                         1997
                                         ----------------------------     ----------------------------   --------------------------
                                                              Average                          Average                      Average
                                         Average               Yield/     Average               Yield/   Average             Yield/
                                         Balance    Interest    Cost      Balance     Interest  Cost     Balance   Interest   Cost
                                         -------    --------    ----      -------     --------  ----     -------   --------   ----
Assets:                                                                                   (Dollars in thousands)
  Interest-Earning Assets:
     Mortgage Loans, Net..............  $ 791,419  $  62,182    7.86%   $  785,119   $ 63,573    8.10%  $ 709,471   $ 56,948   8.03%
     Commercial Loans, Net............     42,985      4,892   11.38        33,087      3,916   11.84          --         --     --
     Consumer and Other Loans, Net....    130,501     10,730    8.22       140,479     12,130    8.63     133,965     11,525   8.60
     Mortgage-Backed Securities (1)...  1,222,199     78,948    6.46       986,567     67,185    6.81     850,094     59,392   6.99
     Money Market Investments.........      5,213        284    5.43        11,126        615    5.53      11,590        618   5.33
     Debt and Equity Securities (1)...    154,869     10,274    6.63        87,791      6,400    7.29      68,824      4,806   6.98
                                        ---------    -------               -------    -------             -------   --------
      Total Interest-Earning Assets...  2,347,186    167,310    7.13     2,044,169    153,819    7.52   1,773,944    133,289   7.51
                                        ---------                        ---------                      ---------
  Non-Interest Earning Assets.........    128,460                          134,093                         96,082
                                         --------                        ---------                      ---------
          Total Assets................ $2,475,646                       $2,178,262                     $1,870,026
                                        =========                        =========                      =========
Liabilities and Stockholders' Equity:
  Interest-Bearing Liabilities:
     Passbook Accounts................    443,352      9,175    2.07    $  435,844     10,439    2.40   $ 441,922     10,937   2.47
     NOW Accounts.....................    106,541      1,608    1.51        95,663      1,257    1.31      80,121      1,041   1.30
     Money Market Accounts............     90,442      1,879    2.07        93,715      2,249    2.40      99,536      2,493   2.50
     Certificate of Deposit Accounts..    921,782     49,310    5.35       882,775     49,487    5.60     737,018     39,668   5.38
     Borrowed Funds...................    636,095     36,034    5.66       403,414     23,396    5.80     311,363     17,514   5.62
                                        ---------    -------               -------    -------            --------    -------
          Total Interest-Bearing
            Liabilities...............  2,198,212     98,006    4.46     1,911,411     86,828    4.54   1,669,960     71,653   4.29
                                        ---------                        ---------                      ---------
  Non-Interest Bearing Liabilities....     96,740                           82,853                         46,036
                                        ---------                        ---------                      ---------
          Total Liabilities...........  2,294,952                        1,994,264                      1,715,996

  Stockholders' Equity................    180,694                          183,998                        154,030
                                                                         ---------                       --------
          Total Liabilities and
            Stockholders' Equity...... $2,475,646                       $2,178,262                     $1,870,026
                                        =========                        =========                      =========

  Net Interest Income/Interest
    Rate Spread (2)..................               $ 69,304    2.67%                $ 66,991    2.98%               $ 61,636  3.22%
                                                      ======    ====                   ======    ----                  ======  ====

  Net Interest-Earning Assets/
    Net Interest Margin (3)..........   $148,974                2.95%    $ 132,758               3.28%  $ 103,984              3.47%
                                         =======                ====       =======               ----     =======              ====

  Ratio of Interest-Earning Assets to
   Interest-Bearing Liabilities......                           1.07X                            1.07X                         1.06X

(1) Includes securities available-for-sale.
(2) Net interest rate spread represents the difference between the average yield
on   average   interest-earning   assets  and  the   average   cost  of  average
interest-bearing liabilities.
(3) Net  interest  margin  represents  net  interest  income  divided by average interest-earning assets.





Rate/Volume Analysis

The following  table  presents the extent to which changes in interest rates and
changes  in  the  volume  of   interest-earning   assets  and   interest-bearing
liabilities  have affected the Company's  interest  income and interest  expense during the periods  indicated.  Information  is provided in each  category  with respect to (i)  changes  attributable  to changes in volume  (changes  in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate  multiplied  by prior  volume),  and (iii) the net  change.  The changes attributable  to the  combined  impact  of volume  and rate have been  allocated proportionately to the changes due to volume and the changes due to rate.

                                                   Year Ended June 30, 1999               Year Ended June 30, 1998
                                                        Compared to                            Compared to
                                                   Year Ended June 30, 1998               Year Ended June 30, 1997
                                                --------------------------------        ------------------------------
                                                    Increase (Decrease)                     Increase (Decrease)
                                                   in Net Interest Income                  in Net Interest Income
                                                       Due to                                  Due to
                                                --------------------                    ------------------
                                                Volume         Rate         Net         Volume        Rate           Net
                                                ------         ----         ---         ------        ----           ---
                                                                  (In Thousands)
Interest-Earning Assets:
     Mortgage Loans, Net..................  $      507     $ (1,898)   $  (1,391)     $  6,124     $    501      $  6,625
     Commercial Loans, Net................       1,133         (157)         976         3,916           --         3,916
     Consumer and Other Loans, Net........        (839)        (561)      (1,400)          565           40           605
     Mortgage-Backed Securities...........      15,363       (3,600)      11,763         9,353       (1,560)        7,793
     Money Market Investments.............        (320)         (11)        (331)          (25)          22            (3)
     Debt and Equity Securities...........       4,500         (626)       3,874         1,373          221         1,594
                                                 ------        -----       -----        ------       ------        ------
          Total...........................      20,344       (6,853)      13,491        21,306         (776)       20,530
                                                -------      -------      ------        ------       -------       ------

Interest-Bearing Liabilities:
     Passbook Accounts....................         180       (1,444)      (1,264)         (163)        (335)         (498)
     NOW Accounts.........................         150          201          351           208            8           216
     Money Market Accounts................         (75)        (295)        (370)         (145)         (99)         (244)
     Certificate of Deposits Accounts.....       2,108       (2,285)        (177)        8,137        1,682         9,819
     Borrowed Funds.......................       13,213        (575)      12,638         5,307          575         5,882
                                                 ------        -----      ------        ------        -----         -----
          Total...........................       15,576      (4,398)      11,178        13,344        1,831        15,175
                                                 ------      -------      -------      -------        ------       ------
Net Change in Net Interest Income.........     $  4,768    $ (2,455)    $  2,313      $  7,962     $ (2,607)      $ 5,355
                                                  =====      =======       =====       ========     ========        =====


Comparison of Operating Results for the Years Ended June 30, 1999 and 1998

General. Net income for fiscal 1999 was $20.2 million as compared to $18.7 million for fiscal 1998.

Interest Income. Interest income increased $13.5 million, or 8.8%, from $153.8 million for fiscal 1998 to $167.3 million for fiscal 1999. The increase resulted primarily from a $303.0 million increase in average interest-earning assets from $2.0 billion for fiscal 1998 to $2.3 billion for fiscal 1999. The average yield on interest-earning assets decreased from 7.52% in fiscal 1998 to 7.13% in fiscal 1999. Interest income on mortgage-backed securities increased $11.8 million, or 17.5%, from $67.2 million for fiscal 1998 to $78.9 million for fiscal 1999, primarily due to an increase of $235.6 million, or 23.9%, in the average balance of these securities, offset by a 35 basis point decrease in the average yield on these securities from 6.81% for fiscal 1998 to 6.46% for fiscal 1999. Interest income on investment securities increased $3.9 million, or 60.5%, from $6.4 million in fiscal 1998 to $10.3 million in fiscal 1999, primarily due to an increase of $67.1 million in the average balance of investment securities, offset by a 66 basis point decrease in the average yield on investment securities from 7.29% for fiscal 1998 to 6.63% for fiscal 1999. The increase in the average balance of investment securities was primarily due to purchases of corporate debt securities.

Interest Expense. Interest expense for fiscal 1999 was $98.0 million, an increase of $11.2 million, or 12.9%, from $86.8 million in fiscal 1998. The increase is primarily the result of a $286.8 million, or 15.0%, increase in the average balance of interest-bearing liabilities from $1.9 billion for fiscal 1998 to $2.2 billion for fiscal 1999 offset by a 8 basis point decrease in the cost of interest-bearing liabilities from 4.54% for fiscal 1998 to 4.46% for fiscal 1999. The increase in the average balance of interest-bearing liabilities was primarily due to new certificates of deposits and additional borrowings. The decrease in the average yield of interest-bearing liabilities was primarily due to lower interest rate environment during the year which resulted in lower certificate of deposits and borrowing rates. Interest expense on total deposits decreased $1.5 million, or 2.3%, from $63.4 million for fiscal 1998 to $62.0 million for fiscal 1999, primarily as a result of a 24 basis point decrease in the average cost of such deposits from 4.21% in fiscal 1998 to 3.97% in fiscal 1999. The decrease in the average yield on deposits is primarily due to a reduction in passbook savings rates during the year and lower rates offered on certificates of deposits. Interest expense on borrowed funds increased $12.6 million, or 54.0%, from $23.4 million for fiscal 1998 to $36.0 million for fiscal 1999. The average balance of borrowed funds increased $232.7 million, or 57.7% to $636.1 million for fiscal 1999 as compared to $403.4 million for fiscal 1998. The increase in borrowings is attributable to additional leveraging of the balance sheet and the proceeds from the trust preferred securities. The Bank had been using borrowings to leverage its capital and fund asset growth.

Net Interest Income. Net interest income for fiscal 1999 increased $2.3 million, or 3.5%, from $67.0 million for fiscal 1998 to $69.3 million for fiscal 1999. The increase in net interest income primarily relates to growth in the average balances of interest-earning assets offset by a decrease in the net interest spread. Average interest-earning assets increased $303.0 million, or 14.8%, from $2.0 billion in fiscal 1998 to $2.3 billion in fiscal 1999 while average interest-bearing liabilities increased $286.8 million, or 15.0%, from $1.9 billion in fiscal 1998 to $2.2 billion in fiscal 1999. The net interest rate spread declined by 31 basis points from 2.98% for fiscal 1998 to 2.67% for fiscal 1999 as a result of reinvestment of funds into lower yielding interest-earning assets. As a result of further leveraging of the Bank's capital, the net interest margin decreased from 3.28% in fiscal 1998 to 2.95% in fiscal 1999.

Provision for Loan Losses. The provision for loan losses for fiscal 1999 was $650,000, a decease of $1.0 million or 60.6%, from $1.7 for fiscal 1998. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on information available to management at such time relating to trends in the national and local economies, trends in the real estate market and trends in the Company's level of non-performing loans, assets and net charge-offs. Management decreased the provision for loan losses for fiscal 1999 due to the lower level of non-performing loans and charge-offs. Non-performing loans decreased $2.7 million, or 29.5%, from $9.3 million at the end of fiscal 1998 to $6.6 million at the end of fiscal 1999 and net charge-offs decreased from $636,000 for fiscal 1998 to $471,000 for fiscal 1999. At June 30, 1999 and 1998, the allowance for loan losses was $9.1 million and $8.9 million, respectively, which represented 139.08% of non-performing loans and 0.93% of total loans at June 30, 1999 as compared to 96.12% of non-performing loans and 0.91% of total loans at June 30, 1998. Management believes that, based on information currently known to management, the provision for possible loan losses and the allowance for possible loan losses are currently reasonable and adequate to cover potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. If general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income for fiscal 1999 increased $541,000, or 6.9%, from $7.9 million for fiscal 1998 to $8.4 million for fiscal 1999 due to increased fee income generated from the check cashing operations, prepayment penalties, ATM fees and deposit fee income offset by a condemnation award in the prior fiscal year.

Non-Interest Expense. Non-interest expense totalled $41.0 million for fiscal 1999 as compared to $39.7 million for fiscal 1998, an increase of $1.3 million, or 3.3%. For fiscal 1999, compensation and benefits expense increased to $20.4 million, an increase of $76,000, or 0.37%, from $20.3 million for fiscal 1998. The increase in compensation and benefits expense is due to higher benefit expenses and normal salary adjustments. For fiscal 1999, ESOP and RRP expense was $3.1 million as compared to $3.7 million in the prior year, a decrease of $585,000, or 15.8%. Occupancy and equipment expense increased $533,000, or 8.2%, from $6.5 million for fiscal 1998 to $7.1 million for fiscal 1999 due to costs associated with the full year operation of two new banking offices and five check cashing facilities which were acquired from Continental Bank. Federal deposit premium expense increased $9,000, or 1.0%, from $921,000 million for fiscal 1998 to $930,000 for fiscal 1999. Other operating expenses increased $401,000, or 6.4%, from $6.3 million during fiscal 1998 to $6.7 million for fiscal 1999 primarily as a result of general expenses related to the full year operation of two new banking offices and five check cashing facilities.

For fiscal 1999, expenses related to real estate operations, net was $111,000, as compared to $218,000 in the prior fiscal year. The decrease is mainly the result of a lower provision for REO losses and lower expenses due to faster disposition of properties during the fiscal year ended June 30, 1999. During fiscal 1999, the Bank established a provision for REO losses of $34,500 as compared to $93,000 in the prior fiscal year period.

During fiscal 1999, the Bank recognized amortization of excess of cost over fair value of net assets acquired of $4.6 million as compared to $4.2 million in fiscal 1998. The amortization of cost over fair value of net assets acquired relates to the Company accounting for the acquisitions of Bank of Westbury, Sunrise Bancorp, Inc. and Continental Bank using the purchase method of accounting.

Income Tax Expense. Income tax expense increased $1.1 million, or 7.6%, from $14.8 million for fiscal 1998 to $15.9 million for fiscal 1999. The effective income tax rate was 44.2% for fiscal 1999 and 1998. The effective income tax rate is affected by certain tax benefits associated with the operations of a subsidiary of the Bank and by amortization of excess of cost over fair value of net assets acquired, which provides no tax benefit.

Comparison of Operating Results for the Years Ended June 30, 1998 and 1997.

General. Net income for fiscal 1998 was $18.7 million as compared to $10.9 million for fiscal 1997. Net income for fiscal 1997 reflects a one time pre-tax charge to income of $8.25 million for the Company's share of recapitalizing the Savings Association Insurance Fund ("SAIF"). The following discussion reflects the results of operations exclusive of the SAIF recapitalization charge.

General Comparison Exclusive of the SAIF Recapitalization Charge. Net income increased $3.0 million, or 18.8% from $15.7 million for fiscal 1997 to $18.7 million for fiscal 1998. Return on average equity increased to 10.42% for fiscal 1998 from 10.12% for fiscal 1997 and return on average tangible equity increased to 15.14% for fiscal 1998 from 14.56% for fiscal 1997. Diluted earnings per share rose to $1.99 for fiscal 1998 as compared to diluted earnings per share of $1.81 for fiscal 1997.

Interest Income. Interest income increased $20.5 million, or 15.4%, from $133.3 million for fiscal 1997 to $153.8 million for fiscal 1998. The increase resulted primarily from a $270.2 million increase in average interest-earning assets from $1.8 billion for fiscal 1997 to $2.0 billion for fiscal 1998 and from a slight increase in the average yield of interest-earning assets from 7.51% in fiscal 1997 to 7.52% in fiscal 1998. The increase in the average interest-earning assets was primarily due to assets acquired in the Continental Bank acquisition, increased purchases of mortgage-backed securities and increased originations of multi-family loans. Interest income on mortgage-backed securities increased $7.8 million, or 13.1%, from $59.4 million for fiscal 1997 to $67.2 million for fiscal 1998, primarily due to an increase of $136.5 million, or 16.1%, in the average balance of these securities, offset by an 18 basis point decrease in the average yield on these securities from 6.99% for fiscal 1997 to 6.81% for fiscal 1998. Interest income on mortgage loans increased $6.6 million, or 11.6% from $56.9 million in fiscal 1997 to $63.5 million in fiscal 1998, primarily due to an increase of $75.6 million in the average balance of mortgage loans, and a slight 7 basis point increase in the average yield on mortgage loans from 8.03% for fiscal 1997 to 8.10% for fiscal 1998. The increase in the average balance of mortgage loans was primarily due to loans acquired in the Continental Bank acquisition and increased originations of multi-family loans.

Interest Expense. Interest expense for fiscal 1998 was $86.8 million, an increase of $15.2 million, or 21.2%, from $71.6 million in fiscal 1997. The increase is primarily the result of a $241.5 million, or 14.5%, increase in the average balance of interest-bearing liabilities from $1.7 billion for fiscal 1997 to $1.9 billion for fiscal 1998 and from a 25 basis point increase in the cost of interest-bearing liabilities from 4.29% for fiscal 1997 to 4.54% for fiscal 1998. The increase in the average balance of interest-bearing liabilities was primarily due to deposits acquired in the Continental Bank acquisition, new certificate deposits and additional borrowings. Interest expense on total deposits increased $9.3 million, or 17.2%, from $54.1 million for fiscal 1997 to $63.4 million for fiscal 1998, primarily as a result of a $149.4 million, or 11.0%, increase in the average balance of deposits from $1.4 billion in fiscal 1997 to $1.5 billion in fiscal 1998 and a 23 basis point increase in the average cost of such deposits from 3.98% in fiscal 1997 to 4.21% in fiscal 1998. The average balance of certificate accounts increased $145.8 million, or 19.8%, from $737.0 million for fiscal 1997 to $882.8 million for fiscal 1998. In addition to the increase in the average balance of certificate accounts, the average balance of interest-bearing core deposits also increased $9.5 million, or 1.8%, from $522.0 million for fiscal 1997 to $531.5 million for fiscal 1998. The increase in average core deposits relates to deposits acquired from Continental Bank. Interest expense on borrowed funds increased $5.9 million, or 33.6%, from $17.5 million for fiscal 1997 to $23.4 million for fiscal 1998. The average balance of borrowed funds increased $92.0 million, or 29.6% to $403.4 million for fiscal 1998 as compared to $311.4 million for fiscal 1997. The increase in borrowings is attributable to additional leveraging of the balance sheet and the proceeds from the trust preferred securities. The Bank had been using borrowings to leverage its capital and fund asset growth.

Net Interest Income. Net interest income for fiscal 1998 increased $5.4 million, or 8.7%, from $61.6 million for fiscal 1997 to $67.0 million for fiscal 1998. The increase in net interest income primarily relates to the significant growth in the average balances of interest-earning assets offset by a decrease in the net interest spread. Average interest-earning assets increased $270.2 million, or 15.2%, from $1.8 billion in fiscal 1997 to $2.0 billion in fiscal 1998 while average interest-bearing liabilities increased $241.5 million, or 14.5%, from $1.7 billion in fiscal 1997 to $1.9 billion in fiscal 1998. The net interest rate spread declined by 24 basis points from 3.22% for fiscal 1997 to 2.98% for fiscal 1998 as a result of increased costs of interest bearing liabilities. As a result of further leveraging of the Bank's capital, the net interest margin decreased from 3.47% in fiscal 1997 to 3.28% in fiscal 1998. As a result of the Continental acquisition, the ratio of average interest-earning assets to interest-bearing liabilities increased slightly from 1.06X in fiscal 1997 to 1.07X in fiscal 1998.

Provision for Loan Losses. The provision for loan losses for fiscal 1998 was $1.65 million, an increase of $700,000, or 73.7%, from $950,000 for fiscal 1997. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on information available to management at such time relating to trends in the national and local economies, trends in the real estate market and trends in the Company's level of non-performing loans, assets and net charge-offs. Non-performing loans decreased from $14.7 million at the end of fiscal 1997 to $9.3 million at the end of fiscal 1998 and net charge-offs increased from $263,000 for fiscal 1997 to $636,000 for fiscal 1998. Management increased the provision for loan losses during fiscal 1998 due to its assessment of the loan portfolio and to increase loan loss coverage on non-performing loans. Additionally, during fiscal 1998, the Company increased its origination of multi-family loans and as a result of the Continental acquisition, the Company began to originate commercial loans. Multi-family loans and commercial loans may possess a greater credit risk than one- to four-family loans and require greater general reserve levels. Management believes that based upon information currently available, its allowance for loan losses is adequate to cover future loan losses. However, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income for fiscal 1998 increased $4.4 million, or 130.3%, from $3.4 million for fiscal 1997 to $7.8 million for fiscal 1998, due to a gain from a condemnation award received from an inactive joint venture, fee income generated from the check cashing operations acquired from Continental Bank and increased deposit fee income.

Non-Interest Expense. Non-interest expense totalled $39.7 million for fiscal 1998 as compared to $43.0 million for fiscal 1997, a decrease of $3.3 million, or 7.8%. Included in non-interest expense for fiscal 1997 is the special SAIF pre-tax charge of $8.25 million. Excluding the SAIF charge, non-interest expense increased $4.9 million, or 14.1%.The increase is mainly the result of banking office personnel, goodwill amortization and other expenses associated with the Continental Bank acquisition offset by a decrease in deposit insurance premiums. Due to the increased asset base and the operational efficiencies realized from the acquisition, the general and administrative expenses to average assets ratio improved from 1.66% for the fiscal year ended June 30, 1997 to 1.62% for fiscal 1998. For fiscal 1998, compensation and benefits expense increased to $20.3 million, an increase of $3.8 million, or 23.0%, from $16.5 million for fiscal 1997. The increase in compensation and benefits expense is due to the addition of banking office personnel from the Continental Bank acquisition, higher benefit expenses and normal salary adjustments. For fiscal 1998, ESOP and RRP expense was $3.7 million as compared to $2.5 million in the prior year, an increase of $1.2 million, or 46.9%. Occupancy and equipment expense increased $812,000, or 14.2%, from $5.7 million for fiscal 1997 to $6.5 million for fiscal 1998 due to costs associated with the operation of two new banking offices and five check cashing facilities. Federal deposit premium expense decreased $892,000, or 49.2%, from $1.8 million for fiscal 1997 to $921,000 for fiscal 1998 due to the reduction in SAIF. Other operating expenses increased $496,000, or 8.6%, from $5.8 million during fiscal 1997 to $6.3 million for fiscal 1998 primarily as a result of general expenses related to the addition of two new banking offices and five check cashing facilities.

For fiscal 1998, expenses related to real estate operations, net was $218,000, a decrease of $165,000, or 43.1%, from $383,000 in the prior year period. The decrease is the result of a lower provision for REO losses during the fiscal year ended June 30, 1998. During fiscal 1998, the Bank established a provision for REO losses of $93,000 as compared to $200,000 in the prior year period.

During fiscal 1998, the Bank recognized amortization of excess of cost over fair value of net assets acquired of $4.2 million as compared to $3.4 million in fiscal 1997. The amortization of cost over fair value of net assets acquired relates to the Company accounting for the acquisitions of Bank of Westbury, Sunrise Bancorp, Inc. and Continental Bank using the purchase method of accounting.

Income Tax Expense. Income tax expense increased $4.7 million, or 46.1%, from $10.1 million for fiscal 1997 to $14.8 million for fiscal 1998. The effective income tax rate was 44.2% for fiscal 1998 as compared to 48.1% for fiscal 1997. The decrease in the effective tax rate primarily relates to certain tax benefits associated with the operations of a subsidiary of the Bank, offset by an increase in amortization of excess of cost over fair value of net assets acquired, which provides no tax benefit.

Liquidity and Capital Resources

The Company's current primary sources of funds are principal and interest payments, sales of securities available-for- sale, borrowings and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and to applicable laws and regulations. During fiscal 1999, 1998 and 1997, the Bank made dividend payments of $13.0 million, $14.0 million and $6.7 million, respectively, to the Company.

On April 29, 1998, the Company completed a $50 million private placement of 8.17% capital securities (the "Capital Securities") due May 1, 2028. The securities were issued by the Company's recently formed unit, Reliance Capital Trust I. The securities were sold in an offering under Rule 144A and Regulation D of the Securities Act of 1933. Proceeds of the issue were invested by Reliance Capital Trust I in junior subordinated debentures issued by the Company. The Capital Securities are guaranteed by the Company. Net proceeds from the sale of the debentures were used for general corporate purposes.

The Company's liquidity is also available to, among other things, support future expansion of operations or diversification into other banking related business, pay dividends or repurchase its common stock. In this regard, the Company declared cash dividends of $6.5 million, $6.0 million and $4.9 million during fiscal years 1999, 1998 and 1997, respectively.

On November 6, 1998, the Company completed its seventh five percent stock repurchase plan purchasing 500,000 shares at an aggregate cost of $13.9 million. The Company also announced its eighth stock repurchase plan to repurchase up to 500,000 of the Company's outstanding shares. As of June 30, 1999, 146,207 shares under this program were repurchased at an aggregate cost of $4.1 million. During fiscal years 1999, 1998 and 1997, the Company repurchased total shares of 1,040,207, 460,973 and 442,182, respectively, at an aggregate cost of $27.9 million, $15.3 million and $8.1 million, respectively.

The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and debt and equity securities, advances from the FHLB-NY and borrowings under reverse repurchase agreements and loan sales. While maturities and scheduled amortization of loans, mortgage-backed securities and debt securities are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity is currently 4.0%. The Bank's liquidity ratio averaged 9.3% for the year ended June 30, 1999.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1999, assets qualifying for liquidity, including cash, US government obligations and other eligible securities, totalled $201.4 million.

The primary investment activity of the Bank is the origination of mortgage, commercial and consumer and loans, and the purchase of mortgage loans and mortgage-backed securities. During the fiscal year ended June 30, 1999, the Bank originated and purchased mortgage loans, commercial and consumer loans in the amount of $175.8 million, $141.2 million and $41.7 million, respectively. During the fiscal year ended June 30, 1999, the Bank purchased $836.5 million of mortgage-backed securities of which $730.2 million and $106.3 million, respectively, were classified as available-for-sale and held-to-maturity and purchased as part of the Bank's growth strategy. These activities were funded primarily by deposits, principal repayments on loans and mortgage-backed securities and borrowings from the FHLB-NY, reverse repurchase agreements and proceeds from Capital Securities. At June 30, 1999, borrowings from the FHLB-NY and reverse repurchase agreements totalled $338.7 million and $313.7 million, respectively.

At June 30, 1999, the Bank had outstanding loan commitments of $45.2 million and commercial and consumer open lines of credit of $18.1 million and $52.0 million, respectively. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1999 totalled $710.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

At June 30, 1999, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 6.78%, 6.78% and 17.14%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurements of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation.
Interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services.

Impact of New Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No. 133 establishes accounting and reporting standards forderivative instruments and for hedging activities. It requires that an entityrecognize all derivatives as either assets or liabilities in the statement offinancial condition and measure those instruments at fair value. The accountingfor changes in the fair value of a derivative (that is, unrealized gains andlosses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. In June 1999, the FASB issued SFAS No. 137, "Deferral of Effective Date of SFAS No. 133", which defers the adoption of SFAS No. 133 by one year. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

Impact of the Year 2000 Issue

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

The Company has adopted a "Year 2000 Policy" and is in the process of reviewing its internal systems. The Company completed testing of computer software programs and hardware to determine Year 2000 compliance. Further, the Company has purchased Year 2000 compliant software from EDS for use with the mainframe computer. The Company believes that with existing modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 problem will be mitigated without causing a material adverse impact on the operations of the Company. The Company has completed testing and implementation of changes.

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

Presently, the Company has a formal contingency plan in the event that its computer software and hardware vendors are not Year 2000 compliant. Based upon discussions with the Company's computer software and hardware vendors, including its data processing vendors, such vendors have indicated that they have completed testing and will be Year 2000 compliant.

Private Securities Litigation Reform Act Safe Harbor Statement

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Information regarding management's discussion and analysis of financial condition and results of operations appears under Item 7 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management /Market Risk and Interest Rate Sensitivity Analysis" in Item 7 of this report.

Item 8.

Consolidated Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

[LOGO] Arthur Andersen LLP
         Independent Public Accountants
         1345 Avenue of the Americas
         New York, NY  10105


To the Board of Directors and Stockholders of Reliance Bancorp, Inc.,

We have audited the accompanying consolidated statement of condition of Reliance Bancorp, Inc. and subsidiary as of June 30, 1999, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Reliance Bancorp, Inc. and subsidiary as of June 30, 1998, and for each of the years in the two year period then ended were audited by other auditors whose report dated July 23, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliance Bancorp, Inc. and subsidiary as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/  Arthur Andersen LLP
---  -------------------
     Arthur Andersen LLP
     New York, New York
     July 21, 1999
    (except with respect to the matter
     discussed in Note 2, as to which
     the date is  August 30, 1999)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

[LOGO] KPMG LLP
         1305 Walt Whitman Road
         Melville, NY 11747-4302

To the Board of Directors and Stockholders of Reliance Bancorp, Inc.,

     We have audited the accompanying consolidated statement of condition of Reliance Bancorp, Inc. and subsidiary as of June 30, 1998, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for each of the years in the two-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statementsare free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliance Bancorp, Inc. and subsidiary as of June 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/ KMPG LLP
      KPMG LLP
      July 23, 1998

                                       Reliance Bancorp, Inc. and Subsidiary
                                       Consolidated Statements of Condition
                                       (In thousands, except share amounts)


                                                                                               June 30,
                                                                                         --------------------
                                                                                          1999          1998
                                                                                         ------        ------
Assets
Cash and due from banks.............................................................    $ 33,255       $ 37,596
Money market investments............................................................          --          9,500
Debt and equity securities available-for-sale.......................................     122,168        134,907
Debt and equity securities held-to-maturity (with estimated
   market values of $28,840 and $40,509, respectively)..............................      28,835         40,189
Mortgage-backed securities available-for-sale.......................................     935,038        940,347
Mortgage-backed securities held-to-maturity (with estimated
   market values of $252,233 and $252,332, respectively)............................     255,917        249,259
Loans receivable:
     Mortgage loans.................................................................     810,894        790,951
     Commercial loans...............................................................      44,949         49,887
     Consumer and other loans.......................................................     127,350        137,900
       Less allowance for loan losses...............................................      (9,120)        (8,941)
                                                                                        ---------      ---------
             Loans receivable, net..................................................     974,073        969,797
Accrued interest receivable, net....................................................      13,095         14,958
Office properties and equipment, net................................................      16,368         15,436
Prepaid expenses and other assets...................................................      16,960         11,732
Mortgage servicing rights...........................................................       1,514          2,317
Excess of cost over fair value of net assets acquired...............................      54,373         58,936
Real estate owned, net..............................................................         177            755
                                                                                         -------    -----------
             Total assets........................................................... $ 2,451,773    $ 2,485,729
                                                                                       =========      =========

Liabilities and Stockholders' Equity
Deposits............................................................................ $ 1,549,419    $ 1,628,298
Borrowed Funds......................................................................     702,434        630,206
Advance payments by borrowers for taxes and insurance...............................       6,399          9,806
Accrued expenses and other liabilities..............................................      21,854         22,555
                                                                                        --------      ---------
             Total liabilities......................................................   2,280,106      2,290,865
                                                                                       ---------      ---------

Commitments
Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued...........................................................          --             --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued; 8,586,210 and 9,564,988
    outstanding, respectively.......................................................         108            108
Additional paid-in capital..........................................................     121,037        117,909
Retained earnings, substantially restricted.........................................     115,976        102,305
Accumulated other comprehensive income:
   Net unrealized (depreciation) appreciation on securities
    available-for-sale, net of taxes................................................     (10,546)         4,212
Less:
Unallocated common stock held by ESOP...............................................      (3,726)        (4,554)
Unearned common stock held by RRP...................................................         (66)          (713)
Common stock held by SERP (at cost).................................................        (550)          (373)
Treasury stock, at cost (2,164,610 and 1,185,832 shares, respectively)..............     (50,566)       (24,030)
                                                                                        ---------       --------
     Total stockholders' equity.....................................................     171,667        194,864
                                                                                        --------        -------

            Total liabilities and stockholders' equity.............................. $ 2,451,773    $ 2,485,729
                                                                                       =========      =========
                           See accompanying notes to consolidated financial statements.





                                           Reliance Bancorp, Inc. and Subsidiary
                                             Consolidated Statements of Income
                                         (In thousands, except per share amounts)

                                                                                          Year Ended June 30,
                                                                                ----------------------------------------
                                                                                 1999            1998             1997
                                                                                ------          ------           ------
Interest Income:
    First Mortgage Loans.............................................        $  62,182        $  63,573          $ 56,948
    Commercial Loans.................................................            4,892            3,916                --
    Consumer and Other Loans.........................................           10,730           12,130            11,525
    Mortgage-Backed Securities.......................................           78,948           67,185            59,392
    Money Market Investments.........................................              284              615               618
    Debt and Equity Securities.......................................           10,274            6,400             4,806
                                                                               -------          -------           -------
          Total Interest Income......................................          167,310          153,819           133,289
                                                                               -------          -------           -------

Interest Expense:
    Deposits.........................................................           61,972           63,432            54,139
    Borrowed Funds...................................................           36,034           23,396            17,514
                                                                                ------           ------            ------
          Total Interest Expense.....................................           98,006           86,828            71,653
                                                                                ------           ------            ------
    Net Interest Income Before Provision for Loan Losses.............           69,304           66,991            61,636
Provision for Loan Losses............................................              650            1,650               950
                                                                                ------           ------            ------
    Net Interest Income After Provision for Loan Losses..............           68,654           65,341            60,686
                                                                                ------           ------            ------

Non-Interest Income:
    Loan Fees and Service Charges....................................            1,352            1,047               683
    Other Operating Income...........................................            4,279            3,452             2,557
    Income from Money Centers........................................            2,650            1,882                --
    Condemnation Award on Joint Venture..............................               --            1,483                --
    Net Gain (Loss) on Securities....................................              119               (5)              172
                                                                                ------            ------            -----
          Total Non-Interest Income..................................            8,400            7,859             3,412
                                                                                ------            -----             -----

Non-Interest Expense:
    Compensation and Benefits........................................           20,373           20,297            16,509
    Occupancy and Equipment..........................................            7,064            6,531             5,719
    Federal Deposit Insurance Premiums...............................              930              921             1,813
    Advertising......................................................            1,247            1,202             1,168
    Other Operating Expenses.........................................            6,675            6,274             5,778
                                                                                ------           ------            ------
          Total General and Administrative Expenses..................           36,289           35,225            30,987
    Real Estate Operations, Net......................................              111              218               383
    Amortization of Excess of Cost Over Fair Value
      of Net Assets Acquired.........................................            4,563            4,218             3,404
    SAIF Recapitalization Charge.....................................               --               --             8,250
                                                                                ------           ------            ------
          Total Non-Interest Expense.................................           40,963           39,661            43,024
                                                                                ------           ------            ------
Income Before Income Taxes...........................................           36,091           33,539            21,074
Income Tax Expense ..................................................           15,940           14,810            10,138
                                                                                ------           ------           -------
Net Income ..........................................................         $ 20,151         $ 18,729          $ 10,936
                                                                                ======           ======            ======

Net Income per Common Share:
             Basic...................................................           $ 2.38           $ 2.11            $ 1.32
             Diluted.................................................           $ 2.26           $ 1.99            $ 1.25


                               See accompanying notes to consolidated  financial
statements.





                                           Reliance Bancorp, Inc. and Subsidiary
                                Consolidated Statements of Changes in Stockholders' Equity
                                           (In thousands, except share amounts)

                                                                                 Year Ended June 30,
                                                                       -------------------------------------
 Common Stock (Par Value: $.01):                                        1999           1998            1997
                                                                       ------         ------          ------
  Balance at Beginning and End of Year............................   $     108     $      108     $      108
                                                                           ---            ---            ---

Additional Paid in Capital:
  Balance at Beginning of Year....................................     117,909        105,871        104,041
  Net (Loss) Gain from Reissuance of Treasury Stock...............        (675)         7,903             --
  Allocation of ESOP Stock and Earned Portion of RRPs.............       1,646          2,023            868
  Common Stock Acquired by SERP...................................         177            164            209
  Tax Benefits on Stock Plans.....................................       1,980          1,948            753
                                                                       -------        -------        -------
  Balance at End of Year..........................................     121,037        117,909        105,871
                                                                       -------        -------        -------

Retained Earnings, Substantially Restricted:
  Balance at Beginning of Year....................................     102,305         89,660         83,966
  Net Income......................................................      20,151         18,729         10,936
  Dividends Declared..............................................      (6,480)        (6,044)        (4,930)
  Loss on Reissuance of Treasury Stock............................          --            (40)          (312)
                                                                       -------        -------        --------
  Balance at End of Year..........................................     115,976        102,305         89,660
                                                                       -------        -------         ------

Accumulated Other Comprehensive Income:
  Net Unrealized (Depreciation) Appreciation on
  Securities Available-for-Sale, Net of Tax:
  Balance at Beginning of Year....................................       4,212          1,705         (5,281)
  Change in Net Unrealized (Depreciation)
   Appreciation,Net of Tax........................................     (14,758)         2,507          6,986
                                                                       --------        ------          -----
  Balance at End of Year..........................................     (10,546)         4,212          1,705
                                                                       --------        ------          -----

Unallocated Common Stock Held by ESOP:
  Balance at Beginning of Year....................................      (4,554)        (5,382)        (6,210)
  Allocation of ESOP Stock........................................         828            828            828
                                                                         -----         ------          -----
  Balance at End of Year..........................................      (3,726)        (4,554)        (5,382)
                                                                        -------        -------        -------

Unearned Common Stock Held by RRPs:
  Balance at Beginning of Year....................................        (713)        (1,567)        (2,392)
  Earned Portion of RRPs..........................................         647            854            825
                                                                         ------          ----          -----
  Balance at End of Year..........................................         (66)          (713)        (1,567)
                                                                         ------          -----        -------

Common Stock Held by Supplemental Executive Retirement Plan:
   Balance at Beginning of Year...................................        (373)          (209)            --
   Common Stock Acquired by SERP (6,312, 4,433 and
          11,021 shares)..........................................        (177)          (164)          (209)
                                                                         ------          -----          -----
   Balance at End of Year.........................................        (550)          (373)          (209)
                                                                         ------          -----          -----

Treasury Stock:
   Balance at Beginning of Year...................................     (24,030)       (27,516)       (20,613)
   Reissuance of stock for Continental Bank acquisition
         (1,013,909 shares).......................................          --         14,711             --
   Common Stock Purchased, at Cost (1,040,207, 460,973 and
          442,182 shares).........................................     (27,936)       (15,269)        (8,113)
   Exercise of Stock Options......................................       1,400          4,044          1,210
                                                                       -------        -------        -------
   Balance at End of Year.........................................     (50,566)       (24,030)       (27,516)
                                                                       --------       --------       --------
  Total Stockholders' Equity......................................   $ 171,667      $ 194,864      $ 162,670
                                                                       =======        =======        =======

                               See accompanying notes to consolidated  financial
statements.





                                                  Reliance Bancorp, Inc.
                                      Consolidated Statements of Comprehensive Income
                                                      (In thousands)

                                                                               Years Ended June 30,
                                                                        -----------------------------------
                                                                        1999            1998           1997
                                                                        ----            ----           ----

Net Income......................................................... $  20,151         $18,729        $10,936
Other Comprehensive Income, Net of Income Taxes:
Unrealized (Losses)/Gains on Securities Available-for-Sale.........   (14,758)          2,507          6,986
                                                                      --------          -----          -----
Comprehensive Income............................................... $   5,393         $21,236        $17,922
                                                                      ========        =======        =======

                               See accompanying notes to consolidated  financial
statements.






                                           Reliance Bancorp, Inc. and Subsidiary
                                           Consolidated Statements of Cash Flows
                                                      (In thousands)

                                                                                            Year Ended June 30,
                                                                                    -----------------------------------
                                                                                    1999           1998            1997
                                                                                    ----           ----            ----
Cash Flows From Operating Activities:
 Net Income..................................................................    $ 20,151        $ 18,729       $ 10,936
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Loan Losses.................................................         650           1,650            950
   Provision for Losses on Real Estate Owned ................................          35              93            200
   Amortization of Premiums, Net.............................................       2,060           2,755          1,448
   Net (Gain) Loss on Securities.............................................        (118)              5           (172)
   Expense Charge Relating to Allocation and Earned
       Portions of Stock Plans...............................................       3,120           3,705          2,521
   Amortization of Excess of Cost Over Fair Value of
        Net Assets Acquired .................................................       4,564           4,218          3,404
   Amortization of Mortgage Servicing Rights.................................         803             729            859
   Acquisition Related Tax Benefits not Previously Recognized................          --              --            562
   Depreciation and Amortization.............................................       1,844           1,635          1,417
   Net Gain on Loans Sold....................................................        (134)            (44)           (28)
   Proceeds from Loans Sold..................................................      28,240           8,473          7,303
   Net Gain on Sale of Real Estate Owned.....................................         (84)           (146)           (56)
   Decrease (Increase) in Accrued Interest  Receivable, Net..................       1,863          (1,837)          (728)
   Decrease (Increase) in Prepaid Expenses and Other Assets..................       3,862          (1,345)         3,174
   Increase in Accrued Expenses and
     Other Liabilities.......................................................       3,251           2,670          7,164
                                                                                   ------          ------         ------
       Net Cash Provided by Operating  Activities............................      70,107          41,290         38,954
                                                                                   ------          ------         ------

Cash Flows From Investing Activities:
(Originations and Purchased Loans) Net of Principal Payments.................     (33,733)          5,417       (101,583)
 Purchases of Mortgage-Backed Securities Held-to-Maturity....................    (106,292)       (147,163)            --
 Purchases of Mortgage-Backed Securities Available-for-Sale..................    (730,157)       (623,759)      (277,483)
 Proceeds from Sales of Mortgage-Backed Securities Available-for-Sale........     322,180         190,245         59,810
 Principal Repayments from Mortgage-Backed Securities........................     488,009         351,591        123,823
 Proceeds from Call of Debt Securities.......................................      38,145          12,500          7,313
 Proceeds from Sales of Debt and Equity Securities Available-for-Sale........      15,229           4,870          5,028
 Purchases of Debt Securities Available-for-Sale.............................     (24,743)       (115,500)       (19,715)
 Purchases of Debt and Equity Securities Held-to-Maturity....................     (11,138)             --         (5,007)
 Proceeds from Maturities of Debt Securities.................................       3,400           1,205          1,350
 Purchases of Premises and Equipment.........................................      (2,837)         (1,623)        (1,734)
 Proceeds from Sale of Real Estate Owned ....................................       1,199           3,402          1,899
 Cash and Cash Equivalents Acquired from Continental Bank Acquisition........          --           9,106             --
                                                                                  -------         -------       --------

       Net Cash Used in Investing Activities.................................     (40,738)       (309,709)      (206,299)
                                                                                  --------       ---------      ---------














                                           Reliance Bancorp, Inc. and Subsidiary
                                     Consolidated Statements of Cash Flows, Continued
                                                      (In thousands)


                                                                                             Year Ended June 30,
                                                                                    ----------------------------------
                                                                                    1999           1998           1997
                                                                                    ----           ----           ----
Cash Flows from Financing Activities:
 (Decrease) Increase in Deposits.............................................   $ (78,422)     $   55,717       $ 91,009
 (Decrease) Increase in Advance Payments by Borrowers
    for Taxes and Insurance..................................................      (3,407)            789            171
 Proceeds from FHLB Advances.................................................   1,095,981         143,336         60,000
 Repayment of FHLB Advances..................................................    (939,399)        (22,025)       (23,000)
 Proceeds from Reverse Repurchase Agreements.................................     743,772       1,077,963      1,177,298
 Repayment of Reverse Repurchase Agreements..................................    (828,126)     (1,002,606)    (1,128,545)
 Proceeds from Capital Securities............................................          --          50,000             --
 Purchases of Treasury Stock.................................................     (27,936)        (15,269)        (8,113)
 Net Proceeds from Issuance of Common Stock Upon
    Exercise of Stock Options................................................         725           2,670            898
 Dividends Paid..............................................................      (6,398)         (5,725)        (4,578)
                                                                                   -------         -------     ----------
       Net Cash (Used in) Provided by Financing Activities...................     (43,210)        284,850        165,140
                                                                                  --------        -------       --------

Net (Decrease) Increase in Cash and Cash Equivalents.........................     (13,841)         16,431         (2,205)
Cash and Cash Equivalents at Beginning of Year...............................      47,096          30,665         32,870
                                                                                  -------          ------        -------

Cash and Cash Equivalents at End of Year.....................................    $ 33,255        $ 47,096       $ 30,665
                                                                                   ======          ======         ======

Supplemental Disclosures of Cash Flow Information

Cash Paid During the Year for:
  Interest...................................................................      $97,218        $ 85,449      $ 71,005
                                                                                    ======          ======        ======
  Income Taxes ..............................................................      $14,390        $ 11,077     $   4,745
                                                                                    ======          ======         =====

Non-cash Investing Activities:
 Transfers from Loans to Real Estate Owned...................................     $    571        $  3,654     $     929
                                                                                       ===           =====           ===

Supplemental Information to the Consolidated Statement of Cash Flows Relating to
Continental Bank Acquisition.

Non-cash investing and financing transactions relating to the Continental Bank acquisition for the year ended June 30, 1998 not reflected in the Consolidated
Statement of Cash Flows are listed below:

                                                                        1998
                                                                     ----------
Fair Value of Assets Acquired, Excluding Cash and Cash
   Equivalents Acquired...........................................   $ 168,240
Liabilities Assumed...............................................    (171,083)
Excess of Cost Over Fair Value of Net Assets Acquired.............      17,691
Stock Consideration...............................................     (23,954)
                                                                       -------
Cash and Cash Equivalents Acquired................................   $  (9,106)
                                                                        =======


          See accompanying notes to consolidated financialstatements.

                      Reliance Bancorp, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Reliance and subsidiary conform to generally accepted accounting principles and to general practice within the financial institution industry. The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

(a)  Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Reliance Federal Savings Bank. All significant intercompany transactions and balances are eliminated in consolidation.

As more fully discussed in Note 3, Reliance Bancorp Inc., a Delaware corporation, was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank pursuant to the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company is subject to the financial reporting requirements of the Securities and Exchange Act of 1934, as amended.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and income and expense for the years presented. Estimates that are susceptible to change include primarily the determination of the allowances for losses on loans and the valuation of real estate acquired in connection with foreclosures.

(b)  Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and repurchase agreements with an original term to maturity of less than three months.

(c)  Securities Available-for-Sale
The Company follows Statement of Financial Accounting Standards ("SFAS") No.115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires securities, including debt, equity and mortgage-backed securities, classified as available-for-sale to be recorded at estimated fair value with changes in unrealized gains or losses reported net of tax as a separate component in stockholders' equity.

Debt securities are classified as available-for-sale when management intends to hold the securities for indefinite periods of time or when the securities may be utilized for tactical asset/liability management strategy and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Readily marketable equity securities are also classified as available-for-sale. Gains or losses on the sales of the securities are recognized when sold using the specific identification method.

(d)  Debt and Equity Securities Held-to-Maturity
Debt and equity securities classified as held-to-maturity are carried at cost unless there is a permanent impairment of value, at which time they are valued at the lower of cost or market value resulting in a new cost basis for the security. The debt securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the level-yield method. The Company currently has the ability and intent to hold the debt securities until maturity. Equity securities classified held-to-maturity are not readily marketable.

(e)  Mortgage-Backed Securities Held-to-Maturity
Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage-backed securities held-to-maturity are carried at current unpaid principal balances, adjusted for unamortized premiums and unaccreted discounts. Premiums are amortized and discounts are accreted to income over the estimated life of the respective securities using the level-yield method. The Company currently has the ability and intent to hold the securities until maturity.

(f)  Loans
Loans are stated at the principal amount outstanding, less unearned discounts and net deferred loan origination fees, if applicable. Interest on loans is credited to income based on the principal amount outstanding during the period. Gains and losses on the sale of loans are determined using the specific identification method.

Interest on loans is recognized on the accrual basis. Loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due for mortgage loans and commercial loans and 120 days past due for other loans, unless the obligation is both well secured and in the process of collection. Accrued interest receivable previously recognized is reserved when a loan is placed on nonaccrual status. Loans remain on nonaccrual status until principal and interest payments are current or the obligation is considered both well secured and in the process of collection. A loan is considered a troubled debt restructuring when changes, such as reduction in interest rates or deferral of interest or principal payments, are made to contractual terms due to a borrower's weakened financial condition.

The Company defers loan origination fees on multi-family loans, less certain direct costs, and subsequently recognizes them as an adjustment of the loan's yield over the contractual life of the loan using the level-yield method or, in the case of loans with below-market introductory rates, generally over the applicable introductory period, using the interest method.

The Company follows SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under SFAS No. 114 and SFAS No. 118, a loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due including principal and interest, according to the contractual terms of the loan agreement. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's current observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount by which the recorded investment of an impaired loan exceeds the measurement value is recognized by creating a valuation allowance through a charge to the provision for loan losses. Interest income received on impaired loans is recognized on a cash basis.

(g)  Allowance for Loan Losses
A provision for loan losses charged to income is reflected as an addition to a valuation allowance which is netted against loans receivable. Management's periodic evaluation of the adequacy of the valuation allowance considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of the underlying collateral and the current real estate markets and economic condition in the Bank's lending areas. In addition, the Bank's regulators, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and real estate. Accordingly, the Bank may be required to take certain charge-offs and recognize additions to the allowance based on the regulators' judgments concerning information available to them during their examination.

(h)  Office Properties and Equipment
Land is carried at cost. Buildings, leasehold improvements, furniture and fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is being amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives.

(i) Excess of Cost Over Fair Value of Net Assets Acquired
The excess of cost over the fair value of net assets acquired in the acquisitions of the Bank of Westbury, Sunrise Bancorp, Inc. and Continental Bank is amortized using the straight line method over fifteen years. The excess of cost over the fair value of net assets acquired is evaluated periodically by the Company for impairment in response to changes in circumstances or events.

(j)  Real Estate Owned
Real estate acquired through foreclosure is recorded at the lower of cost (unpaid loan balance plus foreclosure costs) or fair market value at the time of acquisition. The carrying value of individual properties is subsequently adjusted to the extent it exceeds estimated fair market value less costs to sell. Operating expenses of holding real estate, net of related income, are charged against income as incurred. Gains on sales of real estate are recognized when down payment and other requirements are met; otherwise such gains are deferred and recognized on the installment method of accounting. Losses on the disposition of real estate, including expenses incurred in connection with the disposition, are charged to income. A valuation allowance is maintained through provisions for real estate losses charged to income for any decrease in the fair value of property less costs to sell, which is netted against real estate owned.

(k)  Taxes on Income
The Company files a calendar-year Federal income tax return on a consolidated basis with its subsidiary.

The Company follows SFAS No. 109, "Accounting for Income Taxes" which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(l) Employee Benefits
The Bank's pension plan is non-contributory and covers substantially all eligible employees. The plan conforms to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The Bank's policy is to accrue for all pension costs and to fund the maximum amount allowable for tax purposes. In the interest of maintaining a comprehensive benefit package for employees, the Bank periodically evaluates the overall effectiveness and economic value of the pension plan. Based on an evaluation of the pension plan in fiscal 1998, the Bank concluded that future benefit accruals under the plan would cease, or "freeze" on May 31, 1998. In its stead, Reliance Federal Savings Bank 401(k) Retirement Savings Plan (the "401(k) Plan") was formed. Effective June 1, 1998, all Reliance Federal Savings Bank employees who are at least 21 years of age and have completed one year of service are eligible to participate in the 401(k) Plan.

Actuarial gains and losses that arise from changes in assumptions concerning future events, used in estimating pension costs, have been amortized over a period that reflects the long range nature of pension expense. However, as a result of the freezing of the plan, the Bank recognized a curtailment gain in fiscal 1998. (See Note 17).

The Company follows AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6") to account for the established
Employee Stock Ownership Plan ("ESOP"). SOP 93-6 requires that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, SOP 93-6 requires that leveraged ESOP debt and related interest expense be reflected in the employer's financial statements. The application of SOP 93-6 results in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, such compensation expense fluctuations result in an offsetting adjustment to paid in capital. Therefore, total stockholders' equity is not affected.

The Bank follows SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS No. 123 established a fair value-based method of accounting for stock-based compensation arrangements with employees, rather than the intrinsic value-based method that is contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS No. 123 does not require an entity to adopt the new fair value-based method for purposes of preparing its basic financial statements; an entity is allowed to continue to use the APB No. 25 method for preparing its basic financial statements. The Company has chosen to continue to use the APB No. 25 method, however, SFAS No. 123 requires presentation of pro forma net income and earnings per share information, in the notes to the financial statements, as if the fair value-based method had been adopted.

(m)   Treasury Stock
Repurchases of common stock are recorded as treasury stock at cost.

(n)   Comprehensive Income
 The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the provisions of SFAS No. 130 during the first quarter of fiscal 1999 and as such was required to (a) classify items of other comprehensive income by their nature in a financial statement;
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in the statement of financial condition and (c) reclassify prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation had no impact on the Company's financial condition or results of operations.

(o)  Earnings Per Share
The Company follows SFAS No. 128, "Earnings per Share" which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. This statement simplifies the standard for computing EPS previously found in Accounting Principles Board Opinion No. 15 ("APB No. 15"). It replaces the presentation of primary EPS with a presentation of basic EPS and the presentation of fully diluted EPS with a presentation of diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, adjusted for the unallocated portion of shares held by the ESOP in accordance with SOP 93-6. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common stock due to the dilutive effect of stock options is computed using the treasury stock method. SFAS No. 128 was effective for financial statements issued for periods ending after December 15, 1997 and requires the restatement of all prior-period EPS data presented. The Company adopted SFAS No. 128 effective December 31, 1997.

(p)  Segment Reporting
During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance base on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes under SFAS No.131.

2.  Subsequent Event

Acquisition of Reliance Bancorp, Inc. by North Fork Bancorporation, Inc.

On August 30, 1999, the Company announced that it had signed a definitive Agreement and Plan of Merger, dated as of August 30, 1999, with North Fork Bancorporation, Inc. NFB is the bank holding company parent of North Fork

Bank and Trust Company, a New York State chartered stock commercial bank. The Merger Agreement provides, among other things, that Reliance will merge with and into NFB, with NFB being the surviving corporation.

Pursuant to the Merger Agreement, each share of Reliance common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time will be converted into and become the right to receive 2.0 shares of NFB common stock, par value $2.50 per share.

The Merger will be structured as a tax-free reorganization and will be accounted under the purchase method of accounting. Consummation of the Merger is subject to the satisfaction of certain customary conditions, including approval of the Merger Agreement by the stockholders of Reliance and approval of the appropriate regulatory agencies. Following consummation of the Merger, the Bank will be merged with and into North Fork Bank and Trust Company. It is anticipated that the Merger will be completed in 2000.

Reliance has the right to terminate the Merger Agreement if the closing price of NFB's shares decline beyond a specified price and index, unless NFB elects to increase the Merger Consideration to be received by Reliance's stockholders as set forth in the Merger Agreement.

The Merger Agreement also provides that options to purchase shares of Reliance Common Stock under Reliance's stock option plans that are outstanding at the Effective Time shall be converted into options to purchase shares of NFB Common Stock in accordance with the procedure set forth in the Merger Agreement. In connection with the Merger Agreement, Reliance granted to NFB a stock option pursuant to a Stock Option Agreement, dated as of August 30, 1999, which, under certain defined circumstances, would enable NFB to purchase up to 19.9% of Reliance's issued and outstanding shares of common stock. The Stock Option Agreement provides that the total profit receivable thereunder may not exceed $17.4 million plus reasonable out-of-pocket expenses.

3.  Stock Form of Ownership

On September 16, 1993, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company. As part of the conversion, the Company was incorporated under Delaware law on November 16, 1993. The Company completed its initial public offering on March 31, 1994 and issued 10,750,820 shares of common stock resulting in net proceeds of approximately $103.6 million. The Company retained $51.8 million of the net proceeds and used the remaining net proceeds to purchase all of the outstanding stock of the Bank. The financial position and results of operations of the Company as of and for the year ended June 30, 1999, 1998 and 1997 are presented in Note 22.

On November 6, 1998, the Company completed its seventh five percent stock repurchase plan purchasing 500,000 shares at an aggregate cost of $13.9 million. The Company also announced its eighth stock repurchase plan to repurchase up to 500,000 of the Company's outstanding shares. As of June 30, 1999, 146,207 shares under this program were repurchased at an aggregate cost of $4.1 million. During fiscal years 1999, 1998 and 1997, the Company repurchased total shares of 1,040,207, 460,973 and 442,182, respectively, at an aggregate cost of $27.9 million, $15.3 million and $8.1 million, respectively.

At the time of the conversion, the Bank established a liquidation account with a balance equal to its retained earnings reflected in its statement of condition. The balance in the liquidation account at June 30, 1999 and 1998 was approximately $18.3 million and $21.4 million, respectively. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements, the amount required for the liquidation account, or if such declaration and payment would otherwise violate regulatory requirements. During fiscal 1999, the Company declared cash dividends totalling $6.5 million.

4.  Acquisition

Acquisition of Continental Bank

On October 17, 1997, the Company completed the acquisition of Continental Bank ("Continental"), a commercial bank with two full service banking offices located in Nassau and Suffolk counties in Long Island, New York, a commercial lending facility and five check cashing facilities ("Money Centers") in Manhattan. The transaction was accounted for as a purchase. Under the terms of the merger, Reliance issued 1.10 shares (1,013,909 shares) of its common stock for each outstanding common share of Continental. The cost of the acquisition was approximately $24.4 million. Assets acquired in the transaction, principally loans and mortgage-backed securities aggregated $177.8 million and liabilities assumed, substantially all deposits and borrowings, aggregated $171.1 million. The excess of cost over fair value of net assets acquired in the transaction was $17.7 million, which is being amortized on a straight line basis over 15 years.

5.  Money Market Investments

Money market investments generally have original maturities of three months or less, and at 1998 consist solely of securities purchased under agreements to resell (repurchase agreements). There were no money market investments at June 30,1999. These agreements represent short-term loans and are reflected as an asset in the consolidated statements of condition. The same securities are to be resold at maturity of the repurchase agreements.

Securities purchased under repurchase agreements averaged $1.4 million for the year ended June 30, 1999 and $4.5 million for the year ended June 30, 1998. The maximum amount of such agreements outstanding at any month-end during the fiscal year ended June 30, 1999 and 1998 was $8.0 million and $23.0 million, respectively.

6. Debt and Equity Securities

A summary of the amortized cost and estimated market values of debt and equity securities are as follows:

                                                          June 30, 1999
                                          ----------------------------------------------
                                                       Gross         Gross     Estimated
                                          Amortized  unrealized    unrealized    market
                                            cost        gain          loss       value
                                            ----        ----          ----       -----
Held-to-Maturity:                                        (In thousands)
U.S. Government Agency Obligations......   $ 8,885       $  3        $  --      $  8,888
Obligation of New York State............       390          2           --           392
FHLB Stock..............................    19,560         --           --        19,560
                                            ------        ---           --        ------
                                           $28,835       $  5        $  --       $28,840
                                            ======         ==          ===        ======
Available-for-Sale:
U.S. Government Agency Obligations......  $ 10,000       $ 10     $     --      $ 10,010
Corporate Obligations...................   113,855        138       (2,712)       111,281
Marketable Equity Securities............     1,177         19         (319)           877
                                           -------        ---        ------      --------
                                          $125,032       $167      $(3,031)      $122,168
                                          ========       ====      =======       ========








                                                         June 30, 1998
                                          ----------------------------------------------
                                                       Gross         Gross     Estimated
                                          Amortized  unrealized    unrealized    market
                                            cost        gain          loss       value
                                            ----        ----          ----       -----
Held-to-Maturity:                                       (In thousands)
U.S. Government Agency Obligations....... $ 22,493       $ 293      $  --       $ 22,786
Obligation of New York State.............      390          27         --            417
FHLB Stock...............................   17,306          --         --         17,306
                                            ------       -----       ----         ------
                                          $ 40,189       $ 320      $  --       $ 40,509
                                            ======         ===       ====         ======

Available-for-Sale:
U.S. Government Agency Obligations....... $ 29,031      $ 260       $  (1)      $ 29,290
Corporate Obligations....................  103,070        343        (246)       103,167
Marketable Equity Securities.............    2,419         31          --          2,450
                                             -----       ----       -----       --------
                                          $134,520      $ 634       $(247)      $134,907


The amortized cost and estimated market value of debt and equity securities at June 30, 1999 and 1998, by contractual maturity, are shown below:

                                              June 30, 1999                                 June 30, 1998
                               ------------------------------------------  ---------------------------------------------
                                 Held-to-maturity     Available-for-sale     Held-to-maturity       Available-for-sale
                               --------------------  --------------------  ----------------------  ---------------------
                                          Estimated             Estimated               Estimated              Estimated
                               Amortized   market    Amortized   market    Amortized     market    Amortized     market
                                 cost      value       cost      value       cost        value       cost        value
                                 ----      -----       ----      -----       ----        -----       ----        -----
                                                                       (In thousands)
Due in One Year or Less....    $   390   $   392    $     --   $     --      $ 2,493    $ 2,499     $ 5,892    $ 5,902
Due After One Year
  Through Five Years.......         --        --       2,046      1,970          390        417      18,466     18,493
Due After Five Years
  Through Ten Years........      8,885     8,888      32,753     32,901       20,000     20,287      13,144     13,378
Due After Ten Years........         --        --      89,056     86,420           --         --      94,599     94,684
Equity Securities..........     19,560    19,560       1,177        877       17,306     17,306       2,419      2,450
                               -------   -------     -------     ------       ------     ------     -------    -------
                               $28,835   $28,840    $125,032   $122,168      $40,189    $40,509    $134,520   $134,907
                                ======    ======     =======    =======       ======     ======     =======    =======


In fiscal 1999, 1998 and 1997 gross proceeds from the sale of debt and equity securities available-for-sale totalled $15.2 million, $4.9 million and $5.0 million, respectively. For fiscal 1999, 1998 and 1997 gross realized gains totalled $172,000, $11,000 and $17,000, respectively, and gross realized losses totalled $127,000, $0, and $16,000, respectively.



















7.  Mortgage-Backed Securities

The amortized cost and estimated market values of mortgage-backed securities are summarized as follows:

                                                                                  June 30, 1999
                                                                   ----------------------------------------------
                                                                                 Gross        Gross     Estimated
                                                                   Amortized    unrealized  unrealized    market
                                                                     cost         gain        loss        value
                                                                     ----         ----        ----        -----
Held- to-Maturity:                                                                 (In thousands)
Pass-through Certificates Guaranteed by:
      GNMA....................................................    $  55,782      $ 1,056     $   --       $ 56,838
      FHLMC...................................................        7,792          148         --          7,940
      FNMA....................................................       28,228          269        (16)        28,481
      REMICs:
             Agency Issuance..................................       91,476           27     (4,289)        87,214
             Private Issuance.................................       72,639           15       (894)        71,760
                                                                    -------     --------     -------      -------
                                                                   $255,917      $1,515      $5,199)      $252,233
Available-for-Sale:
Pass-through Certificates Guaranteed by:
      GNMA....................................................     $285,238       $  601    $ (2,528)     $283,311
      FHLMC...................................................       48,259          403        (152)       48,510
      FNMA....................................................       83,555          160        (707)       83,008
      REMICs:
            Agency Issuance...................................      160,742           47      (5,884)      154,905
            Private Issuance..................................      373,053           13      (7,762)      365,304
                                                                    -------        -----     --------      -------
                                                                   $950,847       $1,224    $(17,033)     $935,038


                                                                                      June 30, 1998
                                                                   ----------------------------------------------
                                                                                 Gross        Gross     Estimated
                                                                   Amortized    unrealized  unrealized    market
                                                                     cost         gain        loss        value
                                                                     ----         ----        ----        -----
Held- to-Maturity:                                                                 (In thousands)
Pass-through Certificates Guaranteed by:
      GNMA....................................................     $ 78,106       $2,126     $   --       $ 80,232
      FHLMC...................................................       10,304          267         --         10,571
      FNMA....................................................       33,949          959         --         34,908
      REMICs:
             Agency Issuance..................................       53,021           85       (307)        52,799
             Private Issuance.................................       73,879          353       (410)        73,822
                                                                     ------          ---       -----        ------
                                                                   $249,259       $3,790      $(717)      $252,332
Available-for-Sale:
Pass-through Certificates Guaranteed by:
      GNMA....................................................     $187,562       $2,732       $(47)      $190,247
      FHLMC...................................................      118,982        1,702         (7)       120,677
      FNMA....................................................      140,597        1,618        (32)       142,183
      REMICs:
            Agency Issuance...................................      128,113          198        (39)       128,272
            Private Issuance..................................      358,033        1,404       (469)       358,968
                                                                    -------        -----       -----       -------
                                                                   $933,287       $7,654      $(594)      $940,347
                                                                   ========       ======      =====       ========

In fiscal 1999, 1998 and 1997 gross proceeds from the sale of mortgage-backed securities available-for-sale totalled $322.2 million, $190.2 million and $59.8 million, respectively. For fiscal 1999, 1998 and 1997 gross realized gains totalled $1.2 million, $540,000 and $466,000, respectively, and gross realized losses totalled $1.1 million, $556,000 and $295,000, respectively.





8.  Loans Receivable

Loans receivable, net are summarized as follows:
                                                                             June 30,
                                                                       ----------------------
                                                                        1999            1998
                                                                       ------          ------
 Mortgage Loans:                                                           (In thousands)
     One- to four-family.....................................      $  434,237         $ 492,804
     Multi-family............................................         316,115           243,070
     Commercial Real Estate..................................          48,104            43,624
     Co-op...................................................           5,872             7,516
     Construction............................................           7,515             4,879
                                                                      -------          --------
                                                                      811,843           791,893
Less:
     Unearned Discount, Premiums and
     Deferred Loan Origination Fees, Net.....................            (949)             (942)
                                                                       -------            ------
          Total Mortgage Loans...............................         810,894           790,951
                                                                      -------           -------

Commercial Loans:
     Asset Based Loans.......................................          11,056            21,339
     Other Commercial Loans..................................          33,893            28,548
                                                                       ------            ------
          Total Commercial Loans.............................          44,949            49,887
                                                                       ------            ------

Consumer and Other Loans:
     Home Equity Lines of Credit.............................          85,576            93,862
     Guaranteed Student Loans................................          12,791            15,262
     Home Equity Loans.......................................          21,530            19,050
     Loans on Deposit Accounts...............................           4,788             5,416
     Other Loans.............................................           2,065             3,622
                                                                       ------            ------
                                                                      126,750           137,212
    Deferred Loan Origination Costs, Net.....................             600               688
                                                                      -------            ------
          Total Consumer and Other Loans.....................         127,350           137,900
                                                                      -------           -------
Less:
     Allowance for Loan Losses...............................          (9,120)           (8,941)
                                                                       -------           -------
                                                                     $974,073          $969,797
                                                                      =======           =======

                                                                              June 30,
                                                                         ---------------------
                                                                         1999             1998
                                                                         ----             ----
   Commitments Outstanding:                                                    (In thousands)
     Mortgage Loans..........................................         $ 40,412          $ 33,386
                                                                        ======            ======
     Consumer and Other Commercial Loans.....................         $  4,793          $  7,056
                                                                        ======            ======
     Unused Consumer Lines of Credit.........................         $ 52,014          $ 53,361
                                                                        ======            ======
     Unused Commercial Lines of Credit.......................         $ 18,105          $ 22,622
                                                                        ======            ======

At June 30, 1999 and 1998, the Company had commitments to sell loans of $2.2 million and $3.7 million, respectively. At June 30, 1999 and 1998, the Company had no commitments to purchase loans.

The principal balance of loans in arrears three months or more:

                                                        June 30,
                                          -------------------------------------
                                                1999                1998
                                          ----------------    -----------------
                                          No. of              No. of
                                          loans     Amount     loans    Amount
                                          -----     ------     -----    ------
                                                  (Dollars in thousands)
One- to four-family Mortgages............   44      $3,693      70     $6,256
Consumer and Other Loans.................   59         564      62        517
Commercial Real Estate...................    8       1,868       7      1,962
Commercial...............................   10         433       9        567
                                           ---       -----     ---       ----
                                           121      $6,558     148     $9,302
                                           ===       =====     ===      =====

Interest income that would have been recorded under the original terms of loans classified as non-accrual and interest income actually recognized are as follows:
                                                         Year Ended June 30,
                                                      -----------------------
                                                      1999     1998      1997
                                                      ----     ----      ----
                                                           (In thousands)
Interest Income that would have been Recorded...     $792    $1,159     $838
Interest Income Recognized......................     (294)     (360)    (265)
                                                     -----    -----      ----
Interest Income Foregone........................     $498    $ 799      $573
                                                      ===      ===       ===

In accordance with SFAS No. 114, the Company deems certain loans impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. SFAS No. 114 generally does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as one- to four-family mortgage loans and consumer loans. Loans individually reviewed for impairment by the Company are limited to multi-family loans, commercial loans, construction and land loans, loans modified in a troubled debt restructuring and selected large one- to four-family loans. Examples of measurement techniques utilized by the Company include present value of expected future cash flows, the loan's market price if one exists, and the estimated fair value of the collateral.

At June 30, 1999, 1998 and 1997 the Company had seven, four and four impaired commercial real estate loans totalling $1.6 million, $1.9 million and $2.9 million, respectively, with no related allowance. The Company had 10 impaired commercial loans totalling $433,000 and $567,000, respectively, at June 30, 1999 and 1998 and no impaired commercial loans at June 30, 1997, with no related allowances. The Company's average recorded investment in impaired loans for the years ended June 30, 1999, 1998 and 1997 was $2.5 million, $2.5 million and $1.9 million, respectively. The Company did not recognize any interest income on impaired loans for the years ended June 30, 1999, 1998 and 1997.

The Bank generally originates fixed rate loans with terms greater than 15 years for sale to FHLMC, FNMA or other secondary market investors. At June 30, 1999 and 1998, there were no fixed rate loans classified as held for sale.

Included in mortgage loans at June 30, 1999 and 1998 are $408.8 million and $425.2 million, respectively, of adjustable rate mortgage loans.

Proceeds from the sale of first mortgage loans were $28.2 million, $8.5 million and $7.3 million during the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Gross realized gains and losses resulting from sale of first mortgage loans were as follows:
                                       Year Ended June 30,
                                    --------------------------
                                    1999       1998       1997
                                    ----       ----       ----
                                          (In thousands)
Gross Realized Gains............   $144        $ 44       $ 31
Gross Realized Losses...........    (10)         --         (3)
                                    ----        ---        ----
                                   $134        $ 44       $ 28
                                    ===         ===        ===

The Bank services mortgage loans for investors which are not included in the accompanying consolidated statements of condition. A summary of the principal balances, custodial escrow, servicing income and number of loans serviced for others by the Bank are as follows:
                                                       Year Ended June 30,
                                                    -------------------------
                                                    1999      1998       1997
                                                    ----      ----       ----
                                                      (Dollars in thousands)
Principal Balances............................... $298,635   $355,149  $410,229
                                                   =======    =======   =======
Custodial Escrow................................. $  3,242    $ 4,290   $ 4,493
                                                     =====      =====     =====
Servicing Income (Excludes MSR Amortization).....   $  959    $ 1,183   $ 1,399
                                                       ===      =====     =====
Number of Loans..................................    5,186      6,085     6,842
                                                     =====      =====     =====

Fees earned for servicing loans are reported as income when the related mortgage payments are collected. Mortgage Servicing Rights ("MSRs") are amortized as a reduction to loan service fee income on a method that approximates the level-yield basis over the estimated remaining life of the underlying mortgage loans. MSRs are carried at fair value and impairment, if any, is recognized through a valuation allowance. For the year ended June 30, 1999 and 1998, no impairment existed in the MSRs and as a result, no valuation allowance was required.

MSR activity is summarized as follows:
                                                     Year Ended June 30,
                                                --------------------------
                                                1999      1998        1997
                                                ----      ----        ----
                                                     (In thousands)
Balance at Beginning of the Year.........    $2,317     $3,046      $3,905
Amortization.............................      (803)      (729)       (859)
                                              ------     -----       ------
Balance at End of the Year...............    $1,514     $2,317      $3,046
                                              =====      =====       =====

9.  Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

                                                  Year Ended June 30,
                                               ---------------------------
                                               1999       1998        1997
                                               ----       ----        ----
                                                     (In thousands)
Balance at Beginning of the Year...........  $8,941     $5,182      $4,495
Provision for Loan Losses..................     650      1,650         950
Allowances of Acquired Institutions........      --      2,745          --
Charge-offs................................    (513)      (773)       (306)
Recoveries.................................      42        137          43
                                              -----      -----       -----
Balance at End of the Year.................  $9,120     $8,941      $5,182
                                              =====      =====       =====

10.  Real Estate Owned

Real estate owned, net is summarized as follows:

                                                         June 30,
                                                    ------------------
                                                    1999          1998
                                                    ----          ----
                                                      (In thousands)
One- to four-family Residences...................   $185          $505
Co-ops...........................................     63            73
Commercial.......................................     --           300
Allowance for Losses on Real Estate Owned........    (71)         (123)
                                                     ----          ----
                                                    $177          $755
                                                    ====          ====

Results of operating real estate owned for the years ended June 30, 1999, 1998 and 1997 are summarized as follows:

                                                       Year Ended June 30,
                                                   --------------------------
                                                   1999      1998        1997
                                                   ----      ----        ----
                                                    (In thousands)
Net Gain on Sale on Real Estate Owned.......     $  84      $ 146      $  56
Net Expenses of Holding Property............      (160)      (271)      (239)
Provision for Losses........................       (35)       (93)      (200)
                                                  -----      -----      -----
                                                 $(111)     $(218)     $(383)

Activity in the allowance for losses in real estate owned is summarized as follows:
                                                       Year Ended June 30,
                                                  ---------------------------
                                                  1999       1998        1997
                                                  ----       ----        ----
                                                        (In thousands)
Balance at Beginning of the Year.............     $123       $334       $768
Provision for Losses.........................       35         93        200
Charge-offs..................................      (87)      (304)      (634)
                                                   ----      -----      -----
Balance at End of the Year...................     $ 71       $123       $334
                                                    ==        ===        ===

11.  Accrued Interest Receivable

Accrued interest receivable, net is summarized as follows:

                                                                 June 30,
                                                             ----------------
                                                             1999        1998
                                                             ----        ----
                                                             (In thousands)
Debt Securities........................................    $  932       $1,708
Mortgage-Backed Securities.............................     6,533        7,137
Loans Receivable, Net of Reserves for Uncollectible
  Interest of $1,078 and $1,293, respectively..........     5,630        6,113
                                                           ------       ------
                                                          $13,095      $14,958
                                                           ======       ======
12.  Office Properties and Equipment

A summary of office properties and equipment, net is as follows:

                                                                June 30,
                                                            ----------------
                                                            1999        1998
                                                            ----        ----
                                                             (In thousands)
Land...................................................  $  4,489     $ 4,489
Buildings..............................................    10,943      10,477
Furniture, Fixtures and Equipment......................    15,852      13,853
Leasehold Improvements.................................     4,649       4,407
Capital Lease..........................................     1,470       1,470
                                                           ------      ------

Office Properties and Equipment, at Cost...............    34,403      34,696
Accumulated Depreciation and Amortization..............   (21,035)    (19,260)
                                                         ---------    -------
                                                          $16,368     $15,436

In October 1989, the Bank sold a building used for a branch operation located in Jamaica, New York for approximately $2.3 million, and subsequently leased back a portion of the building to conduct the branch operation. The Bank received approximately $2.0 million in cash from the transaction, after expenses of the sale, which generated a gain of approximately $1.1 million. The gain has been deferred and is being amortized over the twelve-year lease period. Deferred gain on sale amounted to approximately $217,000 and $311,000 at June 30, 1999 and 1998, respectively, and is included in accrued expenses and other liabilities. The leaseback is recorded as a capital lease in the amount of $1.5 million at June 30, 1999 and 1998 (refer to the above table) and the related obligation under capital leases of $387,000 and $535,000, respectively, at June 30, 1999 and 1998 is reflected in accrued expenses and other liabilities.

Depreciation and amortization of office properties and equipment, included in occupancy and equipment expense, was approximately, $1.8 million, $1.6 million and $1.4 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

13.  Deposits

Deposits are summarized as follows:

                                                                     June 30,
                                             -----------------------------------------------------
                                                          1999                     1998
                                             ---------------------------  ------------------------
                                             Weighted                     Weighted
                                              average                     average
                                               rate      Amount  Percent   rate    Amount  Percent
                                               ----      ------  -------   ----    ------  -------
                                                          (Dollars in thousands)
NOW........................................    1.39%   $ 102,473     7%    1.52%  $104,955     7%
Passbook...................................    2.00      451,961    29     2.22    443,745    27
Money Market...............................    2.00       87,777     6     2.22     92,815     6
Certificates of Deposit....................    5.56      842,778    54     5.56    934,558    57
Non-Interest Bearing Demand Deposit........      --       64,430     4       --     52,225     3
                                                         -------   ---             -------   ---
                                                      $1,549,419   100%         $1,628,298   100%
                                                       =========   ===           =========   ===

                                                                                 June 30,
                                                                 -----------------------------------------
                                                                       1999                   1998
                                                                 --------------------   ------------------
                                                                     Amount   Percent   Amount   Percent
                                                                         (Dollars in thousands)
Contractual Maturity of Certificates of Deposit Accounts:
   Under 12 months............................................     $710,722      84%   $797,860     85%
   Over 12 months to 36 months................................      118,147      14     112,097     12
   Over 36 months.............................................       13,909       2      24,601      3
                                                                    -------     ---    --------    ---
                                                                   $842,778     100%   $934,558    100%
                                                                    =======     ===     =======    ===

The aggregate amount of certificates of deposit accounts with a minimum denomination of $100,000 was approximately $81,181,000 and $78,052,000 at June
30, 1999 and 1998, respectively.


Interest expense on deposits is summarized as follows:

                                                  Year Ended June 30,
                                         -----------------------------------
                                         1999            1998           1997
                                         ----            ----           ----
                                                    (In thousands)
NOW..................................   $1,608        $ 1,257         $ 1,041
Passbook.............................    9,175         10,439          10,937
Money Market.........................    1,879          2,249           2,493
Certificates of Deposit..............   49,310         49,487          39,668
                                        ------         ------          ------
                                       $61,972        $63,432         $54,139

On September 30, 1996, Congress passed, and the President signed, legislation that recapitalized the Savings Association Insurance Fund (the "SAIF"). Under the major provisions of the legislation, savings institutions, such as the Bank, were assessed a one-time assessment of 65.7 basis points per $100 of insured
SAIF deposits. The Company recorded a one-time pre-tax charge of $8.25 million during the first quarter of fiscal year 1997.











14.  Borrowed Funds

The Bank was obligated for borrowings as follows:
                                                                   June 30, 1999        June 30, 1998
                                                                ------------------   -------------------
                                                                Weighted             Weighted
                                                                average              average
                                                                 rate       Amount    rate        Amount
                                                                 ----       ------    ----        ------
                                                                            (Dollars in thousands)
    Advances from FHLB - NY...................................    5.27%   $338,718     5.49%    $182,136
    Reverse Repurchase Agreements.............................    5.23     313,716     5.64      398,070
    Company Obligated Mandatorily Redeemable Capital
        Securities of Reliance Capital Trust I...............     8.17      50,000     8.17       50,000
                                                                           -------                ------
                                                                          $702,434              $630,206
                                                                           =======               =======

Information   concerning  borrowings  under  reverse  repurchase  agreements  is summarized as follows:

                                                                       At or for the Year Ended
                                                                     -----------------------------
                                                                     June 30, 1999   June 30, 1998
                                                                     -------------   -------------
                                                                         (Dollars in thousands)
Average Balance during the Year...................................... $276,748       $309,618
Average Interest Rate during the Year................................     5.57%          5.79%
Maximum Month-end Balance during the Year............................ $350,060       $398,070

Mortgage-Backed Securities Pledged as Collateral under Reverse
  Repurchase Agreements at Year End:
     Carrying Value.................................................. $339,052       $418,883
     Estimated Market Value.......................................... $334,736       $421,931

FHLB  advances  and  reverse  repurchase   agreements  at  June  30,  1999  have
contractual maturities as follows:

                                               Reverse
      Year Ended            FHLB               Repurchase
       June 30,           Advances             Agreements
       --------           --------             ----------
                                  (In thousands)
         2000              $72,000               $171,156
         2001               20,000                     --
         2002               62,622                 67,560
         2003                   --                 75,000
         2004                   --                     --
   Thereafter              184,096                     --
                           -------                -------
        Total             $338,718               $313,716
                           =======                =======

As a member of the Federal Home Loan Bank System (FHLB), the Bank borrows from the FHLB on a secured basis. Borrowings at June 30, 1999 and 1998 were secured by a blanket lien over all assets equal to 110% of borrowings.

On April 29, 1998, Reliance Capital Trust I, a trust formed under the laws of the State of Delaware (the "Capital Trust") issued $50 million of 8.17% capital securities. The Holding Company is the owner of all the beneficial interests represented by common securities of the Trust. The Trust exists for the sole purpose of issuing the Trust securities (comprised of the capital securities and the common securities) and investing the proceeds thereof in the 8.17% junior subordinated deferrable interest debentures issued by the Holding Company on April 23, 1998 which are scheduled to mature on May 1, 2028. Interest on the capital securities is payable in semiannual installments, commencing on November
1, 1998. The Trust securities are subject to mandatory redemption (i) in whole, but not in part upon repayment in full, at the stated maturity of the junior subordinated debentures at a redemption price equal to the principal amount of, plus accrued interest on, the junior subordinated debentures,(ii) in whole, but not in part, at any time prior to May 1, 2008, contemporaneously with the occurrence and continuation of a special event, defined as a tax event or regulatory capital event, at a special event redemption price equal to the greater of 100% of the principal amount of the junior subordinated debentures or the sum of the present values of the principal amount and premium payable with respect to an optional redemption of the junior subordinated debentures on the initial optional repayment date to and including the initial optional prepayment date, discounted to the prepayment date plus accrued and unpaid interest thereon, and (iii) in whole or in part, on or after May 1, 2008, contemporaneously with the optional prepayment by the Corporation of the junior subordinated debentures at a redemption price equal to the optional prepayment price. Subject to prior required regulatory approval, the junior subordinated debentures are redeemable during the 12-month periods beginning on or after May
1, 2008 at 104.085% of the principal amounts outstanding, declining ratably each year thereafter to 100%, plus accrued and unpaid interest thereon to the date of redemption. Deferred issuance costs in the amount of $1.0 million, are being amortized over ten years and are included in Prepaid Expenses and Other Assets in the Company's Consolidated Statement of Condition as of June 30, 1998.

15.  Income Taxes

The Company files a consolidated Federal income tax return on a calendar-year basis.

Under legislation enacted subsequent to June 30, 1996, the Bank is no longer able to use the percentage of taxable income method previously allowed for Federal tax purposes, but is permitted to deduct bad debts only as they occur and is additionally required to recapture (that is, take into taxable income) the excess balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. As a result of this legislation, the Bank will incur additional Federal tax liability, but with no impact on the Bank's results of operations. The New
York State and New York City tax laws have been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve methods for purposes of determining the Bank's New York
State and New York City tax liabilities.

The Company files state and local tax returns on a calendar-year basis. State and local taxes imposed on the Company consist of New York State franchise tax, New York City Financial Corporation tax and Delaware franchise tax. The
Company's annual liability for New York State and New York City purposes is the greater of a tax on income or an alternative tax based on a specified formula.
The Company's liability for Delaware franchise tax is based on the lesser of a tax based on an authorized shares method or an assumed par value capital method;
however under either method,  the Company's total tax will not exceed  $150,000.
The Company provided for New York State and New York City taxes based on alternative taxable income for the year ended June 30, 1999 and 1998 and based on taxable income for the years ended June 30, 1997.

In connection with the acquisitions of the Bank of Westbury, Sunrise Bancorp, Inc and Continental Bank, a net deferred tax asset of $911,000, a net deferred tax liability of $2,285,000 and a net deferred tax asset of $1,050,000, respectively, were recognized for temporary differences between the book basis and tax basis of assets and liabilities acquired.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and June 30, 1998 are presented below:















                                                                          June 30,
                                                                     -------------------
                                                                     1999           1998
                                                                     ----           ----
Deferred Tax Assets:                                                    (In thousands)
    Unrealized Loss on Available-for-Sale Securities...........     $8,120         $   --
    Provisions for Losses on Loans and Real Estate Owned.......      2,603          1,833
    Book Deferred Gain on Sale of Building.....................        263            368
    Deposits...................................................        134            333
    Deferred Fees..............................................         --             71
    Other Assets...............................................         --              6
                                                                    ------          -----
    Total Deferred Tax Assets..................................     11,120          2,611
                                                                    ------          -----
Deferred Tax Liabilities:
    Unrealized Gain on Available-for-Sale Securities...........         --          3,235
    Mortgage Loans.............................................        297            483
    Office Properties and Equipment............................        447            335
    Benefit Plans..............................................        263             39
    Mortgage Servicing Rights..................................        195            298
    Intangible Assets..........................................        108             94
    Debt and Equity and Mortgage-Backed Securities.............         66            185
    Other......................................................        656            614
                                                                     -----          -----
   Total Deferred Tax Liabilities..............................      2,032          5,283
                                                                     -----          -----
Net Deferred Tax Asset (Liability).............................     $9,088        $(2,672)
                                                                     =====         =======

The total income tax provision for the years ended June 30, 1999,  1998 and 1997 differs  from the amount of tax  provision  that would  result by  applying  the statutory  United States Federal income tax rate of 35.0% for fiscal 1999,  1998 and 1997 to income before income taxes:

                                                                    Year Ended June 30,
                                                 -------------------------------------------------------------
                                                       1999                 1998                  1997
                                                 ---------------      ----------------       -----------------
                                                 Amount      %        Amount       %         Amount        %
                                                 ------      -        ------       -         ------        -
                                                                                        (Dollars in thousands)
Tax Provision Statutory Rate...............     $12,632    35.0%      $11,739    35.0%        $7,376      35.0%
Amortization of Excess of Cost Over
  Fair Value of Net Assets Acquired........       1,551     4.3         1,444     4.3          1,191       5.7
State and Local Income Tax, Net of
  Federal Income Tax Benefit...............        982      2.7           924     2.8          1,228       5.8
Non-Deductible Expense of ESOP.............        462      1.3           643     1.9            302       1.4
Other, Net.................................        323      0.9            71     0.2             52       0.3
Tax Exempt Interest on Municipal
  Investments..............................        (11)      --           (11)     --            ( 1)     (0.1)
                                                -------    ----        -------   ----          ------     -----
   Income Tax Expense .....................    $15,940     44.2%      $14,810    44.2%       $10,138      48.1%
                                                ======     ====        ======    ====         ======      ====

The components of the provision for income taxes for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                           Year Ended June 30,
                                      ------------------------------
                                      1999        1998          1997
                                      ----        ----          ----
  Current:                                   (In thousands)
    Federal....................     $14,856     $13,876         $8,193
    State and Local............       1,489       1,459          1,861
                                     ------      ------         ------
                                     16,345      15,335         10,054
  Deferred:
    Federal....................        (426)       (488)            56
    State and Local............          21         (37)            28
                                       ----        -----          ----
                                       (405)       (525)            84
                                       ----        ----             --
                                    $15,940     $14,810        $10,138
                                    =======     =======        =======






16.  Commitments

At June 30, 1999, the Company was obligated under a number of non-cancelable operating leases on property used for banking purposes. Rental expense under these leases for the fiscal years ended June 30, 1999, 1998 and 1997 was approximately $1.4 million, $1.3 million and $1.0 million, respectively. The projected minimum annual rentals under the terms of these leases, exclusive of taxes and other charges, are summarized as follows:

                                   Amount
                                   ------
    Year ended June 30:        (In thousands)
    2000........................   $1,286
    2001........................    1,227
    2002........................    1,156
    2003........................      757
    2004........................      570
    Thereafter..................    2,140
                                    -----
                                   $7,136
                                   ======

The Bank is a party to  financial  instruments  with  off-balance  sheet risk in order to meet  the  financing  needs  of its  customers  and to  reduce  its own exposure  to  fluctuations  in  interest  rates.  Standby  letters of credit are conditional  commitments  issued by the Bank to guarantee the performance of the
purchaser  to  a  third  party.   The  Bank,  in  connection  with  its  service
corporations,  at June 30, 1999 and 1998, has outstanding balances on letters of credits of $500,000 and $500,000,  respectively.  In addition, at June 30, 1999, the Bank had $565,000 in commercial  standby letters of credit.  The credit risk involved in issuing  letters of credit is essentially  the same as that involved in extending loan facilities to customers (See note 8).

17.  Retirement Plans

Pension Plan

The  following  table sets forth the Pension  Plan's  funded  status and amounts recognized in the Company's consolidated statements of condition:
                                                                                        June 30,
                                                                                  -------------------
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                    (In thousands)
Actuarial Present Value of Benefits Obligations:
     Vested Benefit Obligation........................................           $5,692        $ 4,991
     Accumulated Benefit Obligation...................................            5,692          4,991
                                                                                  =====          =====

Plan Assets at Fair Value.............................................            5,956          5,658
Projected Benefit Obligation for Service Rendered to Date.............            5,692          4,991
                                                                                  -----          -----
Plan Assets Greater (Less) Than Projected Benefit Obligation..........              264            667
Unrecognized Prior Service Cost.......................................              146            (40)
Unrecognized Net Loss Due to Past Experience
   Different from Assumptions Made and Changes in Assumptions.........              487            169
                                                                                    ---           ----
Prepaid Pension Cost..................................................            $ 897          $ 796
                                                                                   ====            ===

The components of net pension expense are as follows:
                                                        Year Ended June 30,
                                                     ------------------------
                                                     1999      1998      1997
                                                     ----      ----      ----
                                                            (In thousands)
Service Cost-benefits Earned during the Year......  $   --    $ 627     $ 327
Interest Cost on Projected Benefit Obligation.....     358      710       627
Net Amortization and Deferral.....................     (61)      20      (290)
Actual Return on Plan Assets......................    (398)    (710)     (482)
Curtailment Gain Recognized.......................      --     (739)       --
Settlement Loss Recognized........................      --      117        --
                                                      ----      ---      ----
Net Pension Expense...............................   $(101)     $25      $182
                                                      =====      ==       ===

                                                        Year Ended June 30,
                                                     -------------------------
                                                     1999       1998      1997
                                                     ----       ----      ----
Assumptions Used:
    Weighted Average Discount Rate.................  7.0%       7.0%       7.0%
    Rate of Increase in Compensation Levels........  5.0%       5.0%       5.0%
    Expected Long-term Rate of Return on Assets....  8.0%       8.0%       9.0%

Based on an evaluation of the pension plan in fiscal 1998, the Bank concluded that future benefit accruals under the plan would cease, or "freeze" on May 31, 1998. In connection with the freezing of the Plan, the Bank recognized a curtailment gain of approximately $739,000 and a settlement loss of approximately $117,000 as of May 31, 1998.

In connection with the acquisitions of Bank of Westbury, Sunrise Bancorp, Inc. and Continental Bank, their respective pension plans were terminated and are not included in the above tables. All former employees of Bank of Westbury and Sunrise Bancorp, Inc. remaining in the employment of the Company were eligible to participate in the Company's pension plan effective June 1, 1997. However, as a result of the pension plan's eligibility requirements and the freezing of the pension plan on May 31, 1998, no Continental employees were eligible to participate in the plan.

Reliance Federal Savings Bank 401(k) Retirement Plan

Effective June 1, 1998, employees of the Bank who are at least 21 years of age and have completed one year of service are eligible to participate in the Reliance Federal Savings Bank 401(k) Retirement Plan (the "401(k) Plan"). Eligible employees may make pre-tax contributions equal to the lesser of ten percent of their annual compensation or the amount permitted by law. As a base amount, the Bank will make contributions (on account for eligible employees) equal to two percent of all eligible employees earnings regardless of whether employees make contributions on their own behalf. Additionally, the Bank will make matching contributions equal to 75% of employee contributions that do not exceed four percent of their annual earnings. Employees are immediately vested in their own contributions and after five years of service they will be vested in the Bank's base and matching contributions. During fiscal 1999 and 1998, the Bank incurred $420,000 and $40,000, respectively, in 401(k) Plan costs.

18.  Stock Benefit Plans

The following are the stock based benefit plans maintained by the Company:

Stock Option Plan
The Company maintains the Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan and the Reliance Bancorp, Inc. 1996 Incentive Stock Option Plans Amended and Restated as of February 19, 1997 (the "Stock Option Plans"). Under the Stock Option Plans, stock options (which expire ten years from the date of grant) have been granted to the executive officers and officers of the Company and its affiliate, the Bank. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the stock at the date of grant. Options will be exercisable in whole or in part over the vesting period. However, all options become 100% exercisable in the event that the employee terminates his employment due to death, disability, normal retirement, or in the event of a change in control of the Bank or the Company. Simultaneous with the grant of these options, the Personnel Committee of the Board of Directors granted "Limited Rights" with respect to the shares covered by the options. Limited Rights granted are subject to terms and conditions and can be exercised only in the event of a change in control of the Company. Upon exercise of a limited right, the holder shall receive from the Company a cash payment equal to the difference between the exercise price of the option and the fair market value of the underlying shares of common stock.

Stock Option Plan for Outside Directors
The Company maintains the Amended and Restated Reliance Bancorp, Inc. 1994 and 1996 Stock Option Plans for Outside Directors (the "Directors' Option Plans"). Each member of the Board of Directors who is not an officer or employee of the Company or the Bank is granted non-statutory options to purchase shares of the Company's common stock. Members of the Board of Directors of the Company are granted options to purchase shares of the common stock of the Company at an exercise price equal to the fair market value of the stock at the date of grant. All of the options granted under the Directors' Option Plan become exercisable over the vesting period and expire upon the earlier of 10 years following the date of grant or one year following the date the optionee ceases to be a director.

                                                     Number of Shares of
                                               -----------------------------------
                                                             Non-           Non-         Weighted
                                               Incentive  Statutory      Qualified       Average
                                                 Stock      Stock        Options to      Exercise
                                                Options    Options       Directors         Price
                                                -------    -------       ---------         -----

Balance Outstanding at June 30, 1995........    $608,505     $216,390     $196,650        $ 10.00
Granted.....................................          --           --        6,727          15.25
Forfeited...................................          --           --           --             --
Exercised...................................          --           --           --             --
                                                  ------       ------       ------          -----

Balance Outstanding at June 30, 1996........    $608,505     $216,390     $203,377         $10.03
Granted.....................................      70,398      213,402       40,500          18.22
Forfeited...................................          --           --           --             --
Exercised...................................     (48,780)     (35,000)      (6,000)         10.00
                                                 --------     --------      -------         -----

Balance Outstanding at June 30, 1997........    $630,123     $394,792     $237,877         $11.96
Granted.....................................      13,647        3,353       40,500          29.87
Forfeited...................................          --           --           --             --
Exercised...................................    (131,399)    (102,816)      (1,500)         11.33
                                                ---------    ---------      -------         -----

Balance Outstanding at June 30, 1998........    $512,371     $295,329     $276,877         $13.17
Granted.....................................         631       13,569       60,728          38.00
Forfeited...................................           --          --           --             --
Exercised...................................     (53,959)      (7,470)          --          11.79
                                                 --------      -------     -------          -----

Balance Outstanding at June 30, 1999........     $459,043     $301,428     $337,605        $14.94
                                                  =======      =======      =======        ======
Shares Exercisable at June 30, 1999.........     $452,881     $299,590     $337,605        $14.82

Had compensation cost for the Company's three stock-based compensation plans been determined consistent with SFAS No. 123 for awards made after July 1, 1995, the Company's net income per common share would have been reduced to the pro forma amounts indicated below for the years ended June 30:

                                                  1999      1998       1997
                                                --------  --------   ------
  (Dollars in thousands, except per share data)

  Net Income                 As Reported         $20,151  $ 18,729   $ 10,936
                             Pro forma            19,681    18,492      8,672

  Net Income per Common Share:
  Basic                      As Reported          $ 2.38    $ 2.11     $ 1.32
                             Pro forma            $ 2.32    $ 2.08       1.04

  Diluted                    As Reported          $ 2.26    $ 1.99     $ 1.25
                             Pro forma            $ 2.21    $ 1.96       0.99

The fair values of the share grants were estimated on the date of grant using the Black-Scholes option - pricing model using the following assumptions in fiscal 1999, 1998 and 1997: dividend yield of 3.00% for all years; expected volatility of 29.14% for fiscal 1999, 22.05% for fiscal 1998 and 16.64% for fiscal 1997; risk-free interest rates of 6.25% for all years; and expected option lives of 6 years for all years.

Employees Stock Ownership Plan ("ESOP")

The Bank has established an ESOP for eligible employees. Full-time employees employed with the Bank as of January 1, 1993, and full-time employees of the Company or the Bank employed after such date who have been credited with at least 1,000 hours during a twelve-month period and who have attained age 21 are eligible to participate.

The ESOP borrowed $8.3 million from the Company and used the funds to purchase 828,000 shares of the Company's common stock issued in the Conversion. The loan is repaid principally from the Bank's discretionary contributions to the ESOP over a 10 year period. At June 30, 1999 and 1998, the loan had an outstanding balance of $4.0 million and $4.8 million, respectively, and an interest rate of 7.75% and 8.50%, respectively. Interest expense for the obligation was $348,000, $441,000 and $502,000, respectively, for the year ended June 30, 1999, 1998 and 1997. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is paid. Contributions to the ESOP and shares released from the loan collateral in an amount proportional to the repayment of the ESOP loan is allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after five years of credited service. However, in the event of a change in control, as defined in the plan, any unvested portion of benefits shall vest immediately. Forfeitures are reallocated among participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, disability, or separation from service based on vesting status and share allocations made.

As of June 30, 1999, 366,019 shares remaining in the ESOP were allocated to participants and 41,400 shares were committed to be released. As shares are released from collateral, the shares become outstanding for earnings per share computations. As of June 30, 1999 and 1998, the fair market value of the 372,600 and 455,400 unallocated shares, respectively, was $10.3 million and $17.4 million, respectively.

Recognition and Retention Plans and Trusts ("RRPs")
The Bank maintains the Reliance Federal Savings Bank Recognition and Retention Plan for Officers and Employees and the Amended and Restated Reliance Federal Savings Bank 1994 Recognition and Retention Plan for Outside Directors (the "RRPs"). The purpose of the RRPs is to provide executive officers, officers, and directors of the Bank with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Bank. The RRPs acquired an aggregate of 414,000 shares of the Company's common stock in the Conversion of which 412,447 shares have been awarded to Officers and Directors (327,715 at the time of the Conversion and 84,732 thereafter). Such amounts represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Awards vest at a rate of 20% per year for directors and officers, commencing one year from the date of award. Awards become 100% vested upon termination of employment due to death, disability, or following a change in control of the Bank or the Company.

The Company recorded compensation expenses for the ESOP and RRP of $3.1 million, $3.7 million and $2.5 million, respectively, for the years ended June 30, 1999, 1998 and 1997.

19.  Earnings Per Share

The Company follows SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). All earnings per share amounts have been restated to conform to the new requirements.

Basis EPS is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the ESOP.

Diluted EPS is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. For the diluted EPS calculation, the weighted average number of common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the ESOP and the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the Company's average stock price is utilized, and the Company adds to the proceeds the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options.

The computation of basis and diluted EPS for the fiscal years ended June 30, 1999, 1998 and 1997 are presented in the following table:

                                                            Year Ended June 30,
                                                      ----------------------------------
                                                      1999          1998            1997
                                                      ----          ----            ----
                                                             (In thousands)
Net income.......................................   $20,151       $ 18,729         $10,936
Weighted average common shares...................     8,467          8,890           8,299
                                                      -----          -----           -----
Basic earnings per share.........................     $2.38          $2.11           $1.32
                                                       ====           ====            ====


Net income.......................................   $20,151        $18,729         $10,936

Weighted average common shares - basic...........     8,467          8,890           8,299
Effect of dilutive stock options.................       447            535             425
                                                       ----          -----           -----
Weighted average common shares and common
   equivalent shares.............................     8,914          9,425           8,724
                                                      -----          -----           -----
Diluted earnings per share.......................     $2.26          $1.99           $1.25
                                                       ====           ====            ====

20.  Regulatory Matters

Federal regulations require institutions to have a minimum regulatory tangible capital equal to 1.5% of total assets, a 3% core capital ratio and an 8% risk-based capital ratio. The OTS prompt corrective action standards effectively establish a minimum 2% tangible capital ratio, a minimum 4% leverage ratio
(core) capital ratio and a minimum 4% Tier 1 risked based capital ratio. As of June 30, 1999 and 1998, the Bank was in compliance with the regulatory capital requirements.

Additionally, under prompt corrective action regulations, the regulators have adopted rules, which require them to take action against undercapitalized institutions, based upon five categories of capitalization: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". The rules adopted generally provide that an insured institution whose risk-based capital ratio is 10% or greater, Tier 1 risk-based capital is 6% or greater, and leverage ratio is 5% or greater is considered a "well capitalized" institution. As of June 30, 1999, 1998 and 1997, the Bank was considered a "well capitalized" institution.

Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. During fiscal 1999 and 1998, the Bank made dividend payments to the Company of $13.0 million and $14.0 million, respectively.

During fiscal 1998, the Company invested $18.8 million of the proceeds from the issuance of its Junior Subordinated debt in the Bank which increased the Bank's capital and capital ratios.

The following table sets forth the required ratios and amounts and the Bank's actual capital amounts and ratios at June 30, 1999 and 1998:

                                     June 30, 1999
                ---------------------------------------------------------
                  Capital             Actual             Excess
                Requirement   %      Capital       %     Capital       %
                -----------  ---     -------      ---    -------      ---
                                  (Dollars in thousands)
 Tangible........ $36,113    1.5%   $163,267     6.8%   $127,154     5.3%
 Leverage........  72,226    3.0     163,267     6.8      91,041     3.8
 Risk-based......  80,415    8.0     172,333    17.1      91,918     9.1





                                      June 30, 1998
                ---------------------------------------------------------
                  Capital               Actual            Excess
                Requirement     %      Capital      %     Capital      %
                -----------    ---     -------     ---    -------     ---
                                     (Dollars in thousands)
Tangible......... $35,825     1.5%    $145,337     6.1%   $109,512    4.6%
Leverage.........  71,650     3.0      145,337     6.1      73,687    3.1
Risk-based.......  80,724     8.0      154,245    15.3      73,521    7.3

21.  Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No.
107"), requires disclosure of estimated fair value information for the Company's financial instruments.  Fair values are most commonly derived from quoted market prices  available  in the  formal  trading  marketplaces.  In  many  cases,  the
Company's  financial  instruments  are not  bought  or sold  in  formal  trading
marketplaces.   Accordingly,  in  cases  where  quoted  market  prices  are  not available,  fair values are derived or estimated based on a variety of valuation techniques.  These  techniques  are  sensitive  to the various  assumptions  and estimates used and the resulting fair value estimates may be materially affected by minor  variations in those  assumption or  estimates.  In that regard,  it is likely that amounts different from the fair value estimates would be realized by the Company in immediate settlement of the financial instruments.

SFAS No. 107 excludes certain financial instruments as well as all nonfinancial instruments from fair value disclosure. Accordingly, the fair values presented do not represent the Company's fair value as a going concern. In addition, the differences between the carrying amounts and the fair values presented may not be realized since the Company generally intends to hold these financial instruments to maturity and realize their recorded value.

SFAS No.  107  provides  minimal  guidance  and no  limitations  with  regard to assumptions and estimates to be used.  Therefore,  while disclosure of estimated fair values is  required,  the fair value  amounts  presented  in the  financial statements  do not represent the  underlying  value of the Company,  nor do they provide  any basis for  comparison  of the value of this  Company  with  similar companies.
                                                                                June 30,
                                                        --------------------------------------------------------
                                                                   1999                          1998
                                                        ------------------------       -------------------------
                                                         Carrying      Estimated       Carrying       Estimated
                                                          Amount      Fair Value        Amount        Fair Value
                                                                             (In thousands)
On Balance Sheet:
Financial Assets:
Cash and Due from Banks..............................     $33,255        $33,255        $37,596         $37,596
Money Market Investments.............................          --            --           9,500           9,500
Debt and Equity Securities Available-for-Sale........     122,168        122,168        134,907         134,907
Debt and Equity Securities Held-to-Maturity..........      28,835         28,840         40,189          40,509
Mortgage-Backed Securities Available-for-Sale........     935,038        935,038        940,347         940,347
Mortgage-Backed Securities Held-to-Maturity..........     255,917        252,233        249,259         252,332
Loans Receivable, Net................................     974,073        978,980        969,797         984,224
Mortgage Servicing Rights............................       1,514          1,612          2,317           2,632

Financial Liabilities:
Deposits.............................................   1,549,419      1,469,360      1,628,298       1,630,087
Borrowed Funds.......................................     702,434        693,564        630,206         631,407

Off Balance Sheet:
Outstanding Commitments..............................    $115,324        115,324        116,425         116,425
Letters of Credit....................................       1,065          1,065          1,382           1,382









Methods and assumptions used to produce fair value are stated below:

Cash and Due from Banks
The carrying amounts reported in the consolidated statements of condition approximate the assets' fair values.

Money Market Investments
The carrying amounts of federal funds sold and repurchase agreements approximate their fair values because these investments all mature in three months or less.

Debt, Equity and Mortgage-Backed Securities
Fair values for debt, equity and mortgage-backed securities are based on published market or securities dealers' estimated prices.

Loans
Fair  value   estimates  are   calculated   for  pools  of  loans  with  similar
characteristics.  The loans are first  segregated  by type,  such as 1-4  family residential, other residential, commercial, construction, and consumer, and then further segregated into fixed and adjustable rate categories.

Fair value is estimated by discounting expected future cash flows. Expected future cash flows are based on contractual cash flows, adjusted for prepayments.
Prepayment estimates are based on a variety of factors including the Bank's experience with respect to each loan category, the effect of current economic and lending conditions, and regional statistics for each loan category, if available. The discount rates used are based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk, and term.

As mentioned previously, this technique of estimating fair value is extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates which are the most reflective of the loan portfolio and the current market, a greater degree of subjectivity is inherent in these values than those determined in formal trading marketplaces. As such, readers are again cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

Mortgage Servicing Rights
The fair value is estimated based upon a valuation which stratifies the mortgage servicing portfolio based upon the predominate risk characteristics of the underlying cash flows utilizing current market assumptions regarding discount rates, prepayment speeds, delinquency rates, etc.

Other Receivables and Payables
The carrying amounts of short-term receivables and payables, including accrued interest approximate their fair values.

Deposits
SFAS No. 107 stipulates that the fair values of deposits with no stated maturity, such as demand deposits, savings, NOW accounts and money market accounts, are equal to the amount payable on demand. The relative insensitivity of the majority of these deposits to interest rate changes creates a significant inherent value which is not reflected in the fair value reported.

The fair value of certificates of deposit are based on discounted contractual cash flows using rates which approximate the rates offered by the Company for deposits of similar remaining maturities.

Other Borrowings
Fair value estimates are based on discounting contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Outstanding Commitments
Fair value of commitments outstanding are estimated based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the creditworthiness of the parties.






22.  Parent-Only Financial Information

The following condensed statements of condition at June 30, 1999 and 1998 and condensed statements of income and cash flows for the years ended June 30, 1999, 1998 and 1997 for Reliance Bancorp, Inc. (parent company only) reflects the Company's investment in its wholly-owned subsidiary, the Bank, using the equity method of accounting.


CONDENSED STATEMENTS OF CONDITION
                                                                              June 30,
                                                                        ---------------------
                                                                        1999             1998
                                                                        ----             ----
ASSETS                                                                     (In thousands)
Cash..............................................................     $1,961            $1,294
Money Market Investments..........................................         --             9,500
Debt Securities Available-for-Sale................................     10,076            24,374
ESOP Loan Receivable..............................................      3,979             4,799
Other Assets......................................................      2,046             2,210
Investment in Reliance Federal Savings Bank.......................    205,096           205,355
Investment in Reliance Capital Trust I............................      1,547             1,547
                                                                      -------           -------
        Total Assets..............................................   $224,705          $249,079
                                                                      =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued Expenses..................................................     $1,491            $2,668
Junior Subordinated Debt Issued to Reliance Capital Trust I.......     51,547            51,547
Stockholders' Equity..............................................    171,667           194,864
                                                                      -------           -------
        Total Liabilities and Stockholders' Equity................   $224,705          $249,079
                                                                      =======           =======


CONDENSED STATEMENTS OF INCOME

                                                                                     Year Ended June 30,
                                                                        --------------------------------------
                                                                        1999             1998             1997
                                                                        ----             ----             ----
                                                                                     (In thousands)
Interest Income - Securities and Repurchase Agreements..........      $1,316              $615             $230
Interest Income - ESOP Loan Receivable..........................         348               441              502
                                                                       -----             -----             ----
        Total Interest Income...................................       1,664             1,056              732

Interest Expense................................................      (4,086)             (724)              --
Cash Dividends from the Bank....................................      13,000            14,000            6,700
Other Operating Income..........................................          45                11               --
Other Operating Expense.........................................        (630)             (418)            (521)
                                                                        -----             -----            -----
Income Before Income Taxes and Equity in Undistributed
   Earnings of the Bank.........................................       9,993            13,925            6,911
(Recovery) Provision for Income Taxes...........................      (1,214)              (30)              90
                                                                      -------             -----            ----
Income before Equity in Undistributed
    Earnings of the Bank........................................      11,207            13,955            6,821
Equity in Undistributed Earnings of Reliance
    Federal Savings Bank........................................       8,944             4,774            4,115
                                                                       -----             -----            -----

                Net Income......................................     $20,151           $18,729          $10,936
                                                                      ======            ======           ======












CONDENSED STATEMENTS OF CASH FLOWS
                                                                                  Year Ended June 30,
                                                                       ---------------------------------------
                                                                       1999               1998            1997
                                                                       ----               ----            ----
                                                                                    (In thousands)
Cash from Operating Activities:
Net Income......................................................    $ 20,151          $ 18,729         $ 10,936
Equity in Undistributed Earnings of the Bank ...................      (8,944)           (4,774)          (4,115)
Accretion of Discounts..........................................          44               (47)             (70)
Net Gain on Sale of Securities..................................         (44)              (11)              --
Decrease (Increase) in Other Assets.............................         685            (1,655)             544
(Decrease) Increase in Accrued Expenses.........................      (1,165)            2,550              122
                                                                      -------           ------            -----
     Net Cash Provided by Operating Activities..................       10,727           14,792            7,417
                                                                       ------           ------            -----

Cash Flows from Investing Activities:
Purchase of Debt Securities Available-for-Sale..................      (2,000)          (24,187)          (4,715)
Proceeds from Sales of Debt Securities Available-for-Sale.......      15,229             4,870               --
Principal Payments on ESOP Loan Receivable......................         820               823              850
Payments for Investments in Reliance Capital Trust I............          --            (1,547)              --
Payments for Investments in Bank................................          --           (18,750)              --
                                                                      ------           --------          ------
    Net Cash Provided by (Used in) Investing Activities.........      14,049           (38,791)          (3,865)
                                                                      ------           --------          -------

Cash Flows from Financing Activities:
Proceeds from Issuance of Junior Subordinated Debt..............          --            51,547               --
Purchase of Treasury Stock......................................     (27,936)          (15,269)          (8,113)
Net Proceeds from Issuance of Common Stock
   Upon Exercise of Stock Options...............................         725             2,670              898
Dividends Paid..................................................      (6,398)           (5,725)          (4,578)
                                                                      -------           -------          -------
     Net Cash (Used in) Provided by Financing Activities........     (33,609)           33,223          (11,793)
                                                                     --------           ------           -------

Net (Decrease) Increase in Cash and Cash Equivalents............      (8,833)            9,224           (8,241)
Cash and Cash Equivalents at Beginning of Year..................      10,794             1,570            9,811
                                                                      ------             -----            -----
Cash and Cash Equivalents at the End of Year....................      $1,961           $10,794           $1,570
                                                                       =====            ======            =====



























                                       Reliance Bancorp, Inc. and Subsidiary
                                  Selected Consolidated Quarterly Financial Data
                                                    (Unaudited)


(Dollars in thousands, except per share data)
                                                                             Fiscal 1999 Quarter Ended
                                                             ------------------------------------------------------
                                                             September 30,   December 31,    March 31,     June 30,
                                                             -------------   ------------    ---------     --------

Interest Income.............................................   $ 42,868         $42,374        $ 41,439       40,629
Interest Expense............................................     25,665          24,774          23,958       23,609
                                                                -------          ------         -------      -------
Net Interest Income.........................................     17,203          17,600          17,481       17,020
Provision for Loan Losses...................................        150             350             150           --
                                                                 ------           -----         -------       ------
Net Interest Income after Provision for Loan Losses.........     17,053          17,250          17,331       17,020
Non-Interest Income.........................................      1,871           1,937           2,117        2,475
General and Administrative Expense..........................      9,127           8,790           9,192        9,180
Real Estate Operations, net.................................         87             (14)             17           21
Amortization of Excess of Cost Over Fair Value
  of Net Assets Acquired....................................      1,140           1,141           1,141        1,141
                                                                -------           -----          ------       ------
Income Before Provision for Income Taxes....................      8,570           9,270           9,098        9,153
Income Tax Expense..........................................      3,799           4,051           4,022        4,068
                                                                 ------           -----          ------       ------
Net Income..................................................     $4,771          $5,219         $ 5,076      $ 5,085
                                                                  =====           =====           =====        =====
Basic Earnings Per Share....................................      $0.53           $0.63          $ 0.61       $ 0.62
                                                                   ====            ====            ====         ====
Diluted Earnings Per Share .................................      $0.50           $0.60          $ 0.58       $ 0.59
                                                                   ====            ====            ====         ====



                                                                            Fiscal 1998 Quarter Ended
                                                              ------------------------------------------------------
                                                              September 30,  December 31,    March 31,      June 30,
                                                              -------------  ------------    ---------      --------

Interest Income...........................................      $36,183         $39,266         $38,446      $39,924
Interest Expense..........................................       20,169          22,078          21,424       23,157
                                                                 ------          ------          ------       ------
Net Interest Income.......................................       16,014          17,188          17,022       16,767
Provision for Loan Losses.................................          900             300             300          150
                                                                 ------           -----          ------       ------
Net Interest Income after Provision for Loan Losses.......       15,114          16,888          16,722       16,617
Non-Interest Income.......................................        2,263           1,692           1,922        1,982
General and Administrative Expense........................        8,047           8,816           9,087        9,275
Real Estate Operations, net...............................          225             (67)             12           48
Amortization of Excess of Cost Over Fair Value
  of Net Assets Acquired..................................          846           1,090           1,141        1,141
                                                                  -----           -----           -----        -----
Income Before Provision for Income Taxes..................        8,259           8,741           8,404        8,135
Income Tax Expense........................................        3,518           3,854           3,746        3,692
                                                                  -----           -----           -----        -----
Net Income................................................       $4,741          $4,887          $4,658       $4,443
                                                                  =====           =====           =====        =====
Basic Earnings Per Share..................................        $0.58           $0.54           $0.51        $0.48
                                                                   ====            ====            ====         ====
Diluted Earnings Per Share ...............................        $0.54           $0.51           $0.48        $0.46
                                                                   ====            ====            ====         ====

Item 9.

Changes in and  Disagreements  with  Accountants  on  Accounting  and  Financial
Disclosure

None









                                    PART III

Item 10.

Directors and Executive Officers of the Company

The  following  table  sets  forth the names of current  directors  and  certain executive  officers,  their ages, a brief  description of their recent  business experience,  including present occupations and employment, certain directorships held by each,  the year in which each  became a  director  and the year in which their terms as director  of the  Company  expire.  The table also sets forth the amount  of Common  Stock  and the  percent  thereof  beneficially  owned by each director and each executive officer of the Company.
                                                                                       Shares of
       Name and Principal                                            Expiration     Common Stock      Ownership
   Occupation at Present and                          Director       of Term as        Beneficially  As a Percent
    for the Past Five Years                 Age       Since(1)        Director          Owned(2)       of Class(3)
    -----------------------                 ---       --------        --------          --------       -----------

Thomas G. Davis, Jr.                         65        1991             2002          80,609(5)              *
  Retired President and Director of
  Institutional Mortgage Investors
  Management Corporation, a national
  investment firm involved in the
  purchase of mortgages for pension
  and other types of funds.

Donald LaPasta                               81        1958             2002          85,719(5)              *
  Retired Chairman of the Board and
  Chief Executive Officer of the Bank.

Raymond L. Nielsen                           73        1961             2001         193,846 (6)(7)      2.00%
  Chairman of the Board and former
  Chief Executive Officer of the
  Company and the Bank.

Conrad J. Gunther, Jr.                       53        1996             2001          32,658 (5)             *
  Vice President of Allied Coverage Corp.,
   an independent insurance brokerage

J. William Newby                             71        1979             2001          84,196 (5)             *
  Owner/President of Beacon
  Mortgage Company, a national
  mortgage brokerage and servicing  firm.

Raymond A. Nielsen (8)                       48        1983             2000         239,365 (6)(7)       2.47%
 President and Chief Executive                                                               (9)(10)
 Officer of the Company and the Bank.

Douglas G. LaPasta (11)                      53        1983             2000          76,875 (5)             *
  Principal of Stonehill Management
  Consultants, a management
  consulting firm.

Peter F. Neumann                             65        1982             2000          92,651 (5)             *
  Retired - President of Bradley Parker,
  Flynn-Neumann, Inc., an insurance agency
  and director of Vicon Industries, Inc.





                                                                                        Shares of
Name and Principal                                                      Expiration   Common Stock        Ownership
Occupation at Present and                               Director        of Term as      Beneficially    As a Percent
for the Past Five Years                      Age        Since(1)          Director       Owned(2)        of Class(3)
-----------------------                      ---        --------          --------       --------        -----------

Named Executive Officers Who Are Not Directors

Gerald M. Sauvigne                           46           --             --           128,065 (7)(9)      1.32%
  Executive Vice President and                                                                   (10)
  Treasurer of the Company
  and the Bank.

Joseph F. Lavelle                            48           --             --            53,823  (7)(9)       *
  Senior Vice President Retail
  Banking and Secretary of the
  Company and the Bank.

Paul D. Hagan                                37           --             --             64,115 (7)(9)        *
  Senior Vice President and
  Chief Financial Officer of the
  Company and the Bank.

 John F. Traxler                             51           --             --             79,581  (7)(9)       *
  Vice President and Investment
  Officer of the Company
  and the Bank.

All directors and executive officers         --           --             --          1,211,503 (12)     12.52%
  as a group (12 persons)

------------------------

 *  Does not exceed 1.0% of the Company's voting securities.

(1) Includes years of service as a director of the Company's wholly-owned subsidiary, the Bank.
(2) Each person effectively exercises sole (or shares with spouse or other immediate family member) voting or dispositive power as to shares reported.
(3) For purposes of calculating the aggregate ownership percentage, all options exercisable within 60 days have been added to the amount of outstanding common stock as of the September 15, 1999.
(4) Includes 621 unvested shares awarded to Mr. Gunther under the Amended and Restated Reliance Federal Savings Bank 1994 Recognition and Retention Plan for
Outside  Directors  (the "DRP").  Unvested  shares will vest equally on June 19,
2000 and June 19, 2001. Mr. Gunther presently has voting power as to the shares awarded.
(5) Includes 40,451; 7,848; 40,452;  32,951; 40,451 and 40,452 shares subject to options held by Messrs.  Davis,  Gunther,  Donald  LaPasta,  Douglas G. LaPasta,
Neumann,  and Newby,  respectively,  under the  Amended  and  Restated  Reliance
Bancorp, Inc. 1994 Stock Option Plan for Outside Directors (the "1994 Directors'
Option Plan") which are currently exercisable. Also includes 22,500 options held by Messrs. Davis, Gunther, Donald LaPasta, Douglas G. LaPasta, Neumann, and
Newby each under the Reliance  Bancorp,  Inc. 1996  Incentive  Stock Option Plan
Amended and Restated as of February 19, 1997 (the "1996 Stock Option Plan") which are currently exercisable.
(6) Includes 8,318 unvested  shares awarded to Messrs.  R.L.  Nielsen,  and R.A.
Nielsen under the Reliance Federal Savings Bank Recognition and Retention Plan for Officers and Employees (the "MRP"). Such unvested shares vest on November 9,
1999. Messrs. R.L. Nielsen, and R.A. Nielsen presently have voting power as to the shares awarded. (Footnotes continued on next page)





(7) Includes 42,100;  110,250;  55,890; 17,805; 23,805 and 36,225 shares subject to options held by Messrs. R.L. Nielsen, R.A. Nielsen, Sauvigne, Lavelle, Hagan and Traxler, respectively, under the Reliance Bancorp, Inc. 1994 Incentive Stock
Option Plan (the "1994 Stock Option Plan") which are currently exercisable. Also includes 33,198; 33,198; 33,198; 21,282; 21,282 and 15,132 shares subject to options held by Messrs. R.L. Nielsen, R.A. Nielsen, Sauvigne, Lavelle, Hagan and
Traxler, respectively, under the 1996 Stock Option Plan which are currently exercisable.
(8) Raymond A. Nielsen is the son of Raymond L. Nielsen.
(9) Includes 11,226; 11,226; 8,313; 6,714 and 8,699 shares beneficially owned by
Messrs. R.A. Nielsen, Sauvigne, Lavelle, Hagan and Traxler, respectively, under the ESOP.
(10) Includes 18,515 and 3,251 shares beneficially owned by Messrs. R.A. Nielsen and Sauvigne, respectively, under the Reliance Federal Savings Bank Supplemental
Executive Retirement Plan (the "SERP").
(11) Douglas G. LaPasta is the nephew of Donald LaPasta.
(12) Includes a total of 17,257 unvested shares awarded under the MRP and DRP, as to which voting may be directed.

Item 11.

Executive Compensation

Summary Compensation Table. The following table shows, for the fiscal years ending June 30, 1999, 1998 and 1997, the cash compensation paid, as well as certain other compensation paid or accrued for those years, to the Chief
Executive Officer and the other highest paid Executive Officers of the Company and/or the Bank who received an amount in salary and bonus in excess of $100,000 in fiscal 1999.

                                               Annual Compensation                       Long-Term Compensation
                                         -------------------------------------  -----------------------------------
                                                                                        Awards              Payouts
                                                                                        ------              -------
                                                                     Other      Restricted  Securities
                                                                     Annual       Stock      Underlying                 All Other
           Name and                                      Bonus    Compensation    Awards     Options/         LTIP      Compensation
        Principal Office          Year   Salary ($)    ($)(1)        ($)(2)        ($)       SARs (#)(3)  Payouts(4)      $ (5)
---------------------------------------  ----------    ------      ----------   ---------    -----------   ----------    ----------

Raymond A. Nielsen                1999      475,000    101,375         --               --            --         --       126,816
   President and Chief            1998      425,000    100,000         --               --            --         --       105,858
   Executive Officer              1997      375,000     85,000         --               --        31,600         --        88,982

Gerald M. Sauvigne                1999      235,000     49,375         --               --            --         --        50,709
  Executive Vice President        1998      205,000     47,500         --               --            --         --        20,718
  and Treasurer                   1997      175,000     36,375         --               --        31,600         --        11,747

Joseph F. Lavelle                 1999      135,000     21,500         --               --            --         --            --
  Senior Vice President           1998      120,000     22,750         --               --            --         --            --
  and Secretary                   1997      107,500     17,313         --               --        20,250         --            --

Paul D. Hagan                     1999      150,000     25,000         --               --            --         --            --
 Senior Vice President and        1998      135,000     22,638         --               --            --         --            --
 Chief Financial Officer          1997      107,500     15,888         --               --        20,250         --            --

John F. Traxler                   1999      114,000     14,690         --               --            --         --            --
  Vice President and              1998      109,000     14,640         --               --            --         --            --
  Investment Officer              1997      107,500     14,863         --               --        20,250         --            --


-----------------------------
(1) Consists of payments under the Bank's Incentive Compensation Plan.
(2) For fiscal years 1999, 1998 and 1997, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.
                                             (footnotes continued on next page)

(3) Includes stock options granted under the 1996 Stock Option Plan. Each stock option was granted in tandem with a limited rights, which is exercisable only in the event of a change in control of the Company.
(4) The Bank did not make any payment of long-term incentive plans in fiscal 1999, 1998 and 1997.
(5) For fiscal year 1999 amount includes SERP contributions for Messrs. R.A. Nielsen and Sauvigne for the reduction of benefits related to the Bank's ESOP.

     Employment Agreements. The Bank and the Company have entered into employment agreements with Messrs. R.A. Nielsen, Sauvigne, Lavelle, Hagan and Traxler. These employment agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of these individuals.

         The Company employment agreements provide for five-year terms for Messrs. R.A. Nielsen and Sauvigne and two-year terms for Messrs. Lavelle, Hagan and Traxler, except that the term is three years with respect to the obligation to make payments based on termination of employment after a change in control as discussed below. The Bank agreements provide for a three year term for Messrs. R.A. Nielsen and Sauvigne and two year terms for Messrs. Lavelle, Hagan and Traxler. The Bank agreements further provide that commencing on July 1, 1999 and continuing on July 1 of each year thereafter, the Board of Directors of the Bank may, with the consent of the respective employees, extend the employment agreements with the Company and the Bank for an additional year, such that the remaining terms of the respective agreements shall be the amount of the original term unless written notice of non-renewal is given by the Board of Directors after conducting a performance evaluation of the executive. The employment agreements with the Company provide for automatic daily extensions such that the remaining terms shall be the amount of the original term unless written notice of non-renewal is given by the Board of Directors or the employee. In such case, the term shall end on the second anniversary of the date of written notice. The Company and Bank employment agreements provide that Messrs. R.A. Nielsen, Sauvigne, Lavelle, Hagan and Traxler will receive annual base salaries of $500,000, $250,000, $150,000, $160,000, and $118,000, respectively, which will be reviewed annually by the Board. In addition to the base salary, the Company and Bank employment agreements provide for, among other things, disability payments, participation in retirement plans, stock benefit plans and other compensation plans applicable to executive personnel from time to time. The Company and Bank employment agreements provide for termination by the Bank or the Company for "cause", as defined in such agreements, at any time. In the event the Bank or the Company chooses to terminate the executive's employment for reasons other than a change in control, retirement or for cause or in the event of the executive's resignation from the Bank and the Company subsequent to: (i) the failure to re-elect the executive to his current offices or the extent this executive serves as a director of the Company, failure to renominate or reelect the executive as a director; (ii) a material adverse change in the executive's functions, duties or responsibilities, or relocation of his principal place of employment, by more than 30 miles, or a material reduction in benefits or perquisites; (iii) liquidation or dissolution of the Bank or the Company; or (iv) a breach of the agreement by the Bank or the Company, the executive or, in the event of death, his beneficiary, would be entitled to receive an aggregate payment amount equal to the amount of the remaining payments (or benefits) that the executive would have earned if he had continued his employment with the Bank or Company during the remaining unexpired term of the agreement based on the executive's defined base salary on the date the executive was terminated. Additionally, the Company employment agreement of Messrs. R.A. Nielsen and Sauvigne provide that in the event of their termination of employment, the Company or any of its subsidiaries amend any employee benefit plan maintained by the Company or any of its subsidiaries such that it reduces the benefits payable to the executives, the Company will provide the executive with an economic benefit equal to the amount of any such reduction on an annual basis.

         Under the terms of the Company employment agreements, if termination of employment, whether voluntary or involuntary, follows a "change in control" of the Bank or the Company, as defined in the employment agreements, the executive or, in the event of death, his beneficiary, would be entitled to an aggregate payment equal to the greater of (1) the payments due under the remaining term of the agreement, (2) five times the average annual compensation with respect to Messrs. R.A. Nielsen and Sauvigne or (3) three times the average compensation with respect to Messrs. Lavelle, Hagan and Traxler. Such average annual compensation will be determined, in the case of the Bank employment agreements, over the five most recent taxable years, and, in the case of the Company employment agreements, for the three or two preceding taxable years, whichever is applicable to the term of the respective employment agreement. Such average annual compensation shall include any commissions, bonuses, pension and profit sharing plan benefits, severance payments, retirement benefits, director or committee fees and fringe benefits paid or to be paid to the executive in any such years. The Bank and the Company would also continue the executive's life, health, and disability coverage and any dependent that is currently covered by such plans, for the remaining unexpired term of the agreements to the extent allowed by the plans or policies maintained by the Company or Bank from time to time. Payments to the executive under the Bank's employment agreements will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. The agreements also provide that the Bank and the Company shall indemnify the executive to the fullest extent allowable under federal and Delaware law, respectively.

         In addition, upon a change in control, certain awards of Common Stock and options to purchase Common Stock made to each of the executives under the Company's and Bank's various non-qualified stock based benefit plans would vest immediately. If any amounts payable in connection with any change in control are determined to be "excess parachute payments" under Section 280G of the code resulting in the imposition of the 20% excise tax on such payments under Section 4999 of the code, each officer will receive from the Company an additional amount such that the effect of the imposition of that excise tax is effectively eliminated.

         The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding stock options granted under the 1994 Stock Option Plan and the 1996 Stock Option Plan held by the Named Executive Officers as of June 30, 1999. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock. There were no options exercised by any of the Named Executive Officers in Fiscal Year 1999.

                          FISCAL YEAR END OPTION VALUES

                           Number of Securities          Value of Unexercised
                          Underlying Unexercised          In-the-Money Options
                         Options at June 30, 1999        at June 30, 1999
                             Exercisable                 Exercisable
       Name                        (#)                          ($)(1)
      ------                      -----                         ------
Raymond A. Nielsen               143,448                       2,219,902
Gerald M. Sauvigne                89,088                       1,261,807
Joseph F. Lavelle                 39,087                         492,462
Paul D. Hagan                     45,087                         598,212
John F. Traxler                   51,357                         744,084

(1) Market Value of underlying securities at fiscal year-end ($27.625) minus the exercise or base prices of $10.00, $15.75, $19.375 and $38.00 per share.

         Pension Plan. The Bank maintains the Reliance Federal Savings Bank Retirement Plan (the "Pension Plan"), for the benefit of the employees of the Bank. The Pension is a noncontributory defined benefit pension plan. All employees over the age of 21 who have worked 1,000 hours at the Bank for a twelve month period are eligible to participate in the Pension Plan. The Bank annually contributes an amount to the Pension Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with ERISA.

         Upon the attainment of normal retirement age (age 65), a participant is entitled to a retirement benefit in an amount equal to 50.0% of the participant's average annual base wage (determined by using the participant's earnings for the highest five complete consecutive plan years out of the last ten plan years of a participant's employment) multiplied by a ratio, the numerator of which is the number of months of the participant's service, and the denominator of which is 240. Under the Pension Plan, benefits are also payable for termination due to early retirement or death of a married participant. Benefits become vested after a participant completes five years of service. In the case of death, or early retirement occurring on or after attainment of age 60, but after the completion of five years of service, benefits are reduced if they commence prior to age 65.

         Based on an evaluation of the pension plan in fiscal 1998, the Bank concluded that future benefit accruals under the plan would cease, or "freeze" on May 31, 1998.

         401(k) Plan. The Bank maintains the Reliance Federal Savings Bank 401(k) Retirement Savings Plan (the "401(k) Plan"), a tax-qualified defined contributions plan governed by Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows salaried employees to make pre-tax salary contributions, limited to 10% of compensation, with a maximum of $10,000 per year. The Bank contributes 2% per employee and matches seventy-five percent of employee contributions up to 4%, subject to a maximum total employer contribution of 5% of employee compensation. Employees are fully vested in their contributions and become vested in the Bank's contributions after the completion of five years of service. Employees select the investments made with their account balances from a fixed menu of options.

          Supplemental Executives' Retirement Plan. The Bank maintains the Reliance Federal Savings Bank Supplemental Executives' Retirement Plan (the "SERP"), which is intended to provide an additional retirement benefit to designated executives who are participants in the Bank's tax qualified plans, and whose benefits under such plans are reduced due to the limitations imposed by Section 415 of the Code on the maximum annual benefits and contributions that may be made with regard to such plans and the limitations imposed by Section 401(a)(17) of the Code on the maximum amount of compensation that may be taken into account in determining benefits and contributions with respect to such plans. The SERP is intended to provide a benefit equal to the benefit the participant would have received under the applicable tax qualified plans if the Code's limitations did not apply and the amounts such individuals will actually receive with the application of the Code's limitations.

         The following table sets forth the estimated annual benefits payable under the Pension Plan and SERP described above upon retirement at age 65 in calendar year 1999, expressed in the form of a 10-year certain and continuous annuity, for the average annual earnings and years of service classifications specified.

                            Creditable Years of Service at Age 65
                    ---------------------------------------------------------
   Average
    Annual
 Earnings(1)(2)      15            20            25           30          35
                    ----          ----          ----         ----        ----

  $25,000        $ 9,375      $ 12,500      $ 12,500     $ 12,500     $ 12,500
   50,000         18,750        25,000        25,000       25,000       25,000
  100,000         37,500        50,000        50,000       50,000       50,000
  150,000         56,250        75,000        75,000       75,000       75,000
  200,000         75,000       100,000       100,000      100,000      100,000
  250,000         93,750       125,000       125,000      125,000      125,000
  300,000        112,500       150,000       150,000      150,000      150,000
  350,000        131,250       175,000       175,000      175,000      175,000
  400,000        150,000       200,000       200,000      200,000      200,000
  450,000        171,000       225,000       225,000      225,000      225,000
  510,000        191,250       255,000       255,000      255,000      255,000
  570,000        213,750       285,000       285,000      285,000      285,000

(1) The covered salary under the Pension Plan is the amounts shown in the column entitled "Salary" in the Summary Compensation Table and does not include amounts shown in the column entitled "Bonus" in such table.
(2) The benefits listed in the retirement benefit table are not subject to Social Security or other offset amounts.

         The following table sets forth the years of certified service (i.e., benefit service) as of the fiscal year ended June 30, 1999, for each of the individuals named in the Summary Compensation Table.

                                         Credited Service
                                         ----------------
                                         Years    Months
                                         -----    ------
  Raymond A. Nielsen.................     29         0
  Gerald M. Sauvigne.................     21        10
  Joseph F. Lavelle..................     30         5
  Paul D. Hagan......................      5         8
  John F. Traxler....................     26         4

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as to those persons who are beneficial owners of more than 5% of the Company's outstanding shares of Common Stock on the Record Date based solely upon disclosure in certain reports received by the Company regarding such ownership filed with the Company and with the Securities and Exchange Commission, in accordance with Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, ("Exchange Act") by such persons and groups. Other than those persons listed below, the Company is not aware of any person or group, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock as of the Record Date.

                                                                  Number of Shares and         Percent
                                   Name and Address                     Nature of                 of
Title of Class                   of Beneficial Owner              Beneficial Ownership         Class(1)
--------------                   -------------------              --------------------         --------
 Common Stock    Marine Midland Bank as Trustee for the                  780,019                9.08%
                 Reliance Federal Savings Bank Employee Stock
                 Ownership Plan ("ESOP") (2)
                 585 Stewart Avenue
                 Garden City, NY 11530


(1) As of September 15, 1999, there were 8,589,490 shares of common stock outstanding.
(2) A Committee of the Board of Directors has been appointed to administer the ESOP (the "ESOP Committee"). An unrelated third party has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Committee may instruct the ESOP Trustee regarding investment of funds contributed to the ESOP. The ESOP
Trustee must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. As of September 15, 1999, 448,819 shares of Common Stock in the ESOP have been allocated to participants. Under the ESOP, unallocated shares held in the suspense account will be voted by the ESOP
Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of Employee Retirement Income Security Act of 1974, as amended ("ERISA").

Information regarding security ownership of management appears in Item 10 above.

Item 13.

Certain Relationships and Related Transactions

Federal law and regulation require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features; and such law and regulation places limitations on the amounts of certain extensions of credit to executive officers and directors. Although the Company does not currently lend funds to its executive officers and directors, the Bank, from time to time, lends funds to executive officers. The Bank's policy regarding





loans  to  directors  and  executive   officers  is  in  accordance   with  such
requirements.  Loans made by the Bank to its directors  and  executive  officers shall be made in the ordinary  course of  business,  on  substantially  the same terms, including interest rates and collateral,  as those prevailing at the time for comparable  transactions with other persons and do not involve more than the normal risk of collectibility.

     During fiscal 1999, the Bank engaged Conrad Gunther to perform consulting services related to the expansion of the Bank's services and products. Such contract provides for a term of six (6) months at a fee of $12,000.00 per month.
Such contract may be terminated by the Bank upon six (6) months advance notice.

Nielsen and Shoemaker Architects P.C., of which the son of Raymond L. Nielsen is a  principal,  has been  engaged by the Bank on a periodic  basis in the past to provide professional  services and is currently so engaged for the modernization of multiple branch facilities and installation of automated teller machines. The engagement was approved by the Board of Directors of the Bank and  architectural fees paid by the Bank during fiscal year 1999  totalling  approximately  $57,326 were fixed in accordance with professional standards.


                                     PART IV

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following financial statements are filed as part of this report:
                                                                                          Page
                                                                                           No.
                                                                                          ----

o   Independent Auditors' Report............................................................52
o   Consolidated Statements of Financial Condition at June 30, 1999 and 1998................53
o   Consolidated Statements of Income for each of the years in the three year period ended June 30, 1999.....................................................................54
o   Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended June 30, 1999............................................55
o   Consolidated Statements of Comprehensive Income for each of the years in the three year period ended June 30, 1999...................................................56
o   Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 1999..............................................................57
o   Selected  Consolidated Quarterly Financial Data (Unaudited) for each of the years in the two year period ended June 30, 1999........................................85

2.     Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)    Reports on Form 8-K filed during the last quarter of 1999

     1) The Company filed an 8-K on May 17, 1999 announcing a change in our independent accountants from KPMG LLP to Arthur Andersen LLP.

     2) The Company filed an 8-K/A on May 25, 1999 to file the termination letter from our former principal accountants KPMG LLP.












(c)    Exhibits Required by Securities and Exchange Commission Regulation S-K

         Exhibit
          Number
          ------
           3.1        Certificate of Incorporation of Reliance Bancorp, Inc. (1)
           3.2        Reliance Bancorp, Inc. By-Laws (1)
          10.1(a)     Reliance Federal Savings Bank Recognition and Retention Plan for Officers
                      and Employees (2)
          10.1(b)     Amended and Restated Reliance Federal Savings Bank 1994 Recognition and Retention Plans
                      for Outside Directors (6)
          10.2        Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan (2)
          10.3        Amended and Restated Reliance Bancorp, Inc. 1994 Stock Option Plan for Outside Directors
                      (filed herewith)
          10.4(a)     Form of Reliance Federal Savings Bank Employee Stock Ownership Plan (1)
          10.4(b)     Form of Reliance Federal Savings Bank Employee Stock Ownership Trust Agreement (1)
          10.5        Form of [Three/Two Year] Employment Agreement between Reliance Federal Savings Bank and Certain Officers (1)
          10.6        Form of [Three/Two Year] Employment Agreement between Reliance Bancorp, Inc. and
                      Certain  Executive Officers (1)
          10.7        Form of Reliance Federal Savings Bank Change-in-Control Agreement (1)
          10.8        Form of Reliance Bancorp, Inc. Change-in-Control Agreement (1)
          10.9        Form of Reliance Federal Savings Bank Severance Compensation Plan (1)
          10.10       Form of Reliance Federal Savings Bank Supplemental Executive Retirement
                      Plan (1)
          10.11       Draft ESOP Loan Commitment Letter and Form of ESOP Loan Documents (1)
          10.12       Form of Reliance Federal Savings Bank Outside Directors' Consultation and
                      Retirement Plan (1)
          10.13       Form of Reliance Bancorp, Inc. Five Year Employment Agreement (3)
          10.14       Reliance Bancorp, Inc. 1996 Incentive Stock Option Plan Amended and Restated as of
                      February 19, 1997 (6)
          11.0        Statement Re: Computation of Per Share Earnings (filed herewith)
          21.0        Subsidiaries information incorporated herein by reference to Part 1 - Subsidiaries
          23.0        Consent of Independent Auditors  (filed herewith)
          27.0        Financial Data Schedule  (filed herewith)
          99.1        Stockholder Protection Rights Agreement, dated as of September 18, 1996 (5)
----------------------

(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-72476.
(2)  Incorporated  by reference into this document from the Exhibits to the 1994
Proxy Statement for the Annual Meeting of Stockholder held on November 9, 1994, filed on October 7, 1994.
(3)  Incorporated  by reference into this document from the Exhibits to the Form
10K for the fiscal year ended June 30, 1996, filed on September 30, 1996.
(4)  Incorporated  by reference into this document from the Exhibits to the 1996
Proxy  Statement  for the Annual  Meeting of  Stockholders  held on November 12,
1996, filed on October 11, 1996.
(5) Incorporated by reference into this document from the Exhibits filed with the registration statement on Form 8-A, filed on September 27, 1996.
(6)  Incorporated  by reference into this document from the Exhibits to the Form
10K for the fiscal year ended June 30, 1998, filed on September 28, 1998.









                                   Signatures

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Reliance Bancorp, Inc.
                                  (Registrant)


                    /s/ Raymond A. Nielsen            September 22, 1999
                    -----------------------------     ------------------
                        Raymond A. Nielsen
                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            NAME                                        TITLE                                          DATE
            ----                                        -----                                          ----

/s/  Raymond A. Nielsen                     President and                                        September 22, 1999
----------------------------                                                                     ------------------
     Raymond A. Nielsen                     Chief Executive Officer

/s/  Paul D. Hagan                          Chief Financial Officer                              September 22, 1999
-------------------------------                                                                  ------------------
     Paul D. Hagan

/s/  Raymond L. Nielsen                     Chairman of the Board and former                     September 22, 1999
----------------------------                                                                     ------------------
     Raymond L. Nielsen                     Chief Executive Officer

/s/  Thomas G. Davis, Jr.                   Director                                             September 22, 1999
-----------------------------                                                                    ------------------
     Thomas G. Davis, Jr.

/s/  Conrad J. Gunther, Jr.                 Director                                             September 22, 1999
-----------------------------                                                                    ------------------
     Conrad J. Gunther, Jr.

/s/  Douglas G. LaPasta                     Director                                             September 22, 1999
-----------------------------                                                                    ------------------
     Douglas G. LaPasta

/s/  Donald LaPasta                         Director                                             September 22, 1999
     Donald LaPasta

/s/  Peter F. Neumann                       Director                                             September 22, 1999
-----------------------------                                                                    ------------------
     Peter F. Neumann

/s/  J. William Newby                       Director                                             September 22, 1999
----------------------------                                                                     ------------------
     J. William Newby




                                                        94