Form 10-Q
period 1999-09-30
RELIANCE BANCORP INC
filed 1999-11-15
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                For the quarterly period ended September 30, 1999


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
                                                             --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 10, 1999, there were 8,623,940 shares of common stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements - Unaudited

             Consolidated Statements of Condition at September 30, 1999 and June 30, 1999 (Unaudited)

             Consolidated Statements of Income for the Three Months Ended September 30, 1999 and 1998 (Unaudited)

             Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1999 and 1998 (Unaudited)

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

Item 6.      Exhibits and Reports on Form 8-K

             Signatures

             Exhibits

                      RELIANCE BANCORP, INC. and SUBSIDIARY
                      Consolidated Statements of Condition
                                   (Unaudited)
             (Dollars in thousands, except share and per share data)

                                                                                          September 30,      June 30,
                                                                                            1999              1999
                                                                                            ----              ----
Assets
Cash and due from banks...........................................................       $  29,623        $ 33,255
Debt and equity securities available-for-sale.....................................         123,877         122,168
Debt and equity securities held-to-maturity (with estimated
   market values of $48,702 and $28,840, respectively)............................          48,835          28,835
Mortgage-backed securities available-for-sale.....................................         889,004         935,038
Mortgage-backed securities held-to-maturity (with estimated
   market values of $256,806 and $252,233, respectively)..........................         260,844         255,917
Loans receivable:
     Mortgage loans...............................................................         824,835         810,894
     Commercial loans.............................................................          50,540          44,949
     Consumer and other loans.....................................................         132,219         127,350
       Less allowance for loan losses.............................................          (9,068)         (9,120)
                                                                                           --------        --------
             Loans receivable, net................................................         998,526         974,073
Accrued interest receivable, net..................................................          14,148          13,095
Office properties and equipment, net..............................................          17,779          16,368
Prepaid expenses and other assets.................................................          41,135          16,960
Mortgage servicing rights.........................................................           1,389           1,514
Excess of cost over fair value of net assets acquired.............................          53,232          54,373
Real estate owned, net............................................................             507             177
                                                                                            ------         -------
             Total assets.........................................................     $ 2,478,899     $ 2,451,773
                                                                                         =========       =========

Liabilities and Stockholders' Equity
Deposits..........................................................................     $ 1,555,159     $ 1,549,419
Borrowed Funds....................................................................         711,989         702,434
Advance payments by borrowers for taxes and insurance.............................          12,693           6,399
Accrued expenses and other liabilities............................................          27,356          21,854
                                                                                          --------        --------
             Total liabilities....................................................       2,307,197       2,280,106
                                                                                         ---------       ---------

Commitments Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued.........................................................              --              --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued; 8,589,490 and 8,586,210
    outstanding, respectively.....................................................             108             108
Additional paid-in capital........................................................         121,309         121,037
Retained earnings, substantially restricted.......................................         119,607         115,976
Accumulated other comprehensive income:
   Net unrealized depreciation on securities
    available-for-sale, net of taxes..............................................         (14,654)        (10,546)
Less:
Unallocated common stock held by ESOP.............................................          (3,519)         (3,726)
Unearned common stock held by RRP.................................................             (23)            (66)
Common stock held by SERP (at cost)...............................................            (551)           (550)
Treasury stock, at cost (2,161,330 and 2,164,610 shares, respectively)............         (50,575)        (50,566)
                                                                                           --------        --------
     Total stockholders' equity...................................................         171,702         171,667
                                                                                           -------         -------
            Total liabilities and stockholders' equity............................     $ 2,478,899     $ 2,451,773
                                                                                         =========       =========








                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                                Consolidated Statements of Income
                                                           (Unaudited)
                                              (In thousands, except per share data)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                             1999           1998
                                                                                             ----           ----
Interest income:
   First mortgage loans...........................................................         $ 15,814       $ 15,718
   Commercial loans...............................................................            1,123          1,392
   Consumer and other loans.......................................................            2,644          2,925
   Mortgage-backed securities.....................................................           18,803         19,724
   Money market investments.......................................................               35            163
   Debt and equity securities.....................................................            2,903          2,946
                                                                                             ------        -------
      Total interest income.......................................................           41,322         42,868
                                                                                             ------         ------

Interest expense:
   Deposits.......................................................................           13,880         16,635
   Borrowed funds.................................................................            9,993          9,030
                                                                                             ------         ------
      Total interest expense......................................................           23,873         25,665
                                                                                             ------         ------
      Net interest income before provision for loan losses........................           17,449         17,203
   Provision for loan losses......................................................               --            150
                                                                                            -------        -------
      Net interest income after provision for loan losses.........................           17,449         17,053
                                                                                             ------         ------

Non-interest income:
   Loan fees and service charges..................................................              443            160
   Other operating income.........................................................            1,272          1,013
   Income from Money Centers......................................................              723            632
   Net gain on securities.........................................................               --             66
                                                                                             ------         ------
      Total non-interest income...................................................            2,438          1,871
                                                                                              -----          -----

Non-interest expense:
   Compensation and benefits......................................................            5,267          5,286
   Occupancy and equipment........................................................            1,697          1,775
   Federal deposit insurance premiums.............................................              230            228
   Advertising....................................................................              217            268
   Other operating expenses.......................................................            1,868          1,570
                                                                                             ------         ------
      Total general and administrative expenses...................................            9,279          9,127
   Real estate operations, net....................................................               55             87
   Amortization of excess of cost over fair value of net assets acquired..........            1,141          1,140
                                                                                             ------         ------
   Total non-interest expense.....................................................           10,475         10,354
                                                                                             ------         ------

Income before income taxes........................................................            9,412          8,570
Income tax expense ...............................................................            4,030          3,799
                                                                                             ------         ------

Net income........................................................................          $ 5,382        $ 4,771
                                                                                              =====          =====

Net income per common share:
                 Basic............................................................           $ 0.65         $ 0.53
                                                                                              =====           ====
                 Diluted..........................................................           $ 0.62         $ 0.50
                                                                                               ====           ====











                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                      (Dollars in thousands)
                                                                                                Three months ended
                                                                                                   September 30,
Cash flows from operating activities:                                                          1999              1998
                                                                                               ----              ----
 Net income.............................................................................     $ 5,382           $ 4,771
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
 Provision for loan losses..............................................................          --               150
 Provision for losses on real estate owned..............................................          29                35
 Amortization of premiums, net..........................................................          65               595
 Amortization relating to allocation and earned portion of stock plans..................         702               913
 Amortization of excess of cost over fair value of net assets acquired..................       1,141             1,140
 Amortization of mortgage servicing rights..............................................         125               201
 Depreciation and amortization..........................................................         350               451
 Net gain on securities.................................................................          --               (66)
 Net gain on loans sold.................................................................          (3)              (32)
 Proceeds from loans sold...............................................................       1,758             6,184
 Net gain on sale of real estate owned..................................................          (1)               --
 Increase in accrued interest receivable, net...........................................      (1,053)             (454)
 (Increase) decrease in prepaid expenses and other assets...............................     (21,083)            1,892
 Increase in accrued expenses and other liabilities.....................................       5,594             6,680
                                                                                               -----            ------
     Net cash provided by operating activities..........................................      (6,994)           22,460
                                                                                              -------           ------

Cash flows from investing activities:
 (Originated and purchased loans) net of principal repayments...........................     (26,466)          (11,053)
 Purchases of mortgage-backed securities available-for-sale.............................     (12,353)         (194,362)
 Proceeds from sales of mortgage-backed securities available-for-sale...................          --           115,705
 Purchases of mortgage-backed securities held-to-maturity...............................     (22,172)          (55,208)
 Principal repayments from mortgage-backed securities...................................      71,476           110,897
 Purchases of debt securities available-for-sale........................................      (4,995)           (2,000)
 Purchases of debt securities held-to-maturity..........................................     (20,000)               --
 Proceeds from calls and maturities of debt securities..................................          --            12,195
 Proceeds from sales of debt securities available-for-sale..............................          --             1,292
 Purchases of office properties and equipment...........................................      (1,777)             (278)
 Proceeds from sales of real estate owned...............................................           4                --
                                                                                              ------           --------
     Net cash used in investing activities..............................................     (16,283)          (22,812)
                                                                                             --------          --------

Cash flows from financing activities:
 Increase in deposits...................................................................       5,853            30,399
 Decrease in advance payments by borrowers for taxes and insurance......................       6,294             3,231
 Proceeds from FHLB advances............................................................     215,943            99,700
 Repayment of FHLB advances...........................................................      (222,006)          (45,136)
 Proceeds from reverse repurchase agreements............................................     283,722           180,132
 Repayment of reverse repurchase agreements.............................................    (269,104)         (258,450)
 Proceeds from other borrowings.........................................................       1,000                --
 Purchases of treasury stock............................................................        (530)          (15,621)
 Net proceeds from issuance of common stock upon exercise of stock options..............         223               145
 Dividends paid.........................................................................      (1,750)           (1,640)
                                                                                              -------         ---------
    Net cash provided by (used in)  financing activities................................      19,645            (7,240)
                                                                                              ------           --------

 Net decrease in cash and cash equivalents..............................................      (3,632)           (7,592)
 Cash and cash equivalents at beginning of period.......................................      33,255            47,096
                                                                                              ------           -------
 Cash and cash equivalents at end of period.............................................    $ 29,623          $ 39,504
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





                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                        Consolidated Statements of Cash Flows, Continued
                                                           (Unaudited)
                                                     (Dollars in thousands)

                                                                                                  Three months ended
                                                                                                 September 30,
                                                                                              1999              1998
                                                                                              ----              ----
Supplemental disclosures of cash flow information

Cash paid during the three months ended for:

 Interest...............................................................................     $ 22,369          $ 23,158
                                                                                               ======            ======

 Income taxes...........................................................................     $     --          $     --
                                                                                                  ===               ===

Non-cash investing activities:
 Transfers from loans to real estate owned..............................................     $    363           $   237
                                                                                                  ===               ===



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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1999 Annual Report on Form 10-K.

2.       ACQUISITION OF RELIANCE BANCORP, INC. BY NORTH FORK
         BANCORPORATION, INC.

         On August 30, 1999, the Company announced that it had signed a definitive Agreement and Plan of Merger, dated as of August 30, 1999, with North Fork Bancorporation, Inc. NFB is the bank holding company parent of North Fork Bank, a New York State chartered stock commercial bank. The Merger Agreement provides, among other things, that Reliance will merge with and into NFB, with NFB being the surviving corporation.

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

         On October 29, 1999, the Company amended its definitive Agreement and Plan of Merger. The amendments reflect modifications and clarifications to the price-based termination provisions with regard to the determination of the index group price. The amendments also reflect the revision of the financial institutions group index to remove Dime Bancorp, Inc. The Bank and North Fork Bank also executed the Subsidiary Agreement and Plan of Merger, pursuant to which the Bank will merge with and into North Fork Bank.

3.       IMPACT OF NEW ACCOUNTING STANDARDS

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

4.       COMPREHENSIVE INCOME

         The Company follows Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the provisions of SFAS No. 130 during the first quarter of fiscal 1999 and as such was required to (a) classify items of other comprehensive income by their nature in a financial statement; (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in the statement of financial condition and (c) reclassify prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation had no impact on the Company's financial condition or results of operations.

Comprehensive income for the three months ended September 30, 1999 and 1998 is as follows:

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                          1999            1998
                                                                                          ----            ----
                                                                                               (Unaudited)
Net income .........................................................................     $ 5,382            $ 4,771
Other comprehensive income, net of taxes:
       Change in net unrealized (depreciation)  appreciation on securities
            available-for-sale net of reclassification adjustment...................      (4,108)             1,204
                                                                                          -------             -----

Comprehensive income................................................................     $ 1,274            $ 5,975
                                                                                           =====              =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Reliance Bancorp, Inc. (the "Company") is a Delaware corporation organized on November 16, 1993 and is the holding company for Reliance Federal Savings Bank (the "Bank") and the subsidiaries of the Bank. The Company is headquartered in Garden City, New York and its primary business currently consists of the operations of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. Government securities, corporate debt and equity securities and repurchase agreements. In addition, the Company completed the acquisition of Bank of Westbury, a Federal Savings Bank, in August 1995, Sunrise Bancorp, Inc. in January 1996 and Continental bank, a commercial bank, in October 1997, which were all merged into the Bank. However, on August 30, 1999, the Company and North Fork Bancorporation Inc. jointly announced that they had signed a definitive merger agreement whereby North Fork Bancorporation, Inc. would acquire Reliance Bancorp, Inc. in a stock-for-stock merger valued at approximately $352 million. Each share of Reliance will be converted into a fixed exchange ratio of 2 shares of North Fork common stock. On October 29, 1999, the Company amended its definitive Agreement and Plan of Merger. The amendments reflect modifications and clarifications to the price-based termination provisions with regard to the determination of the index group price. The amendments also reflect the revision of the financial institutions group index to remove Dime Bancorp, Inc. The Bank and North Fork Bank also executed the Subsidiary Agreement and Plan of Merger, pursuant to which the Bank will merge with and into North Fork Bank.

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

Financial Condition

As of September 30, 1999, total assets were $2.5 billion, deposits were $1.6 billion and total stockholders' equity was $171.7 million. At September 30, 1999, the Company had 8,589,490 common shares outstanding with a tangible book value per common share of $13.79.

Mortgage-backed securities available-for-sale decreased $46.0 million, or 5.2%, from $935.0 million at June 30, 1999 to $889.0 at September 30, 1999 as the company invested principal amortization into loans and debt and equity securities Loans receivable, net increased $24.4 million, or 2.5%, from $974.1 million at June 30, 1999 to $998.5 at September 30, 1999 primarily as a result of originations of multi-family loans.. Debt and equity securities held-to-maturity increased $20.0 million, or 69.3%, from $28.8 million at June 30, 1999 to $48.8 million at September 30, 1999 as the bank invested cash flows into shorter-term securities.

Deposits increased $5.7 million, or 0.37%, during the three months ended September 30, 1999 as a result of growth in new certificate of deposit products. Borrowings increased $9.6 million, or 1.4%, from $6702.4 million at June 30, 1999 to $712.0 million at September 30, 1999 as a result of additional FHLB advances.

Non-performing assets

Non-performing loans totaled $7.6 million, or 0.75% of total loans at September 30, 1999 as compared to $6.6 million, or 0.67% of total loans, at June 30, 1999. Non-performing loans at September 30, 1999 were comprised of $3.7 million of loans secured by one- to four-family residences, $2.8 million of commercial real estate loans, $815,000 of commercial loans and $254,000 of guaranteed student loans.

For the quarter ended September 30, 1999, the Company had no provision for loan losses. The Company's allowance for loan losses totalled $9.1 million at September 30, 1999 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 119.42% and 0.90% at September 30, 1999 compared to 139.08% and 0.93% at June 30, 1999, respectively. Management believes the allowance for loan losses at June 30, 1999 is adequate and sufficient reserves are presently maintained to cover losses on non-performing loans. Net charge-offs were $52,000 for the quarter ended September 30, 1999.

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




                                                                                    September 30,       June 30,
                                                                                       1999               1999
                                                                                       ----               ----
                                                                                      (Dollars in thousands)
Non-accrual mortgage loans delinquent more than 90 days....................          $ 6,262          $ 5,561
Non-accrual commercial loans delinquent more than 90 days..................              815              433
Non-accrual other loans delinquent more than 90 days.......................              262              309
                                                                                       ------           -----
    Total non-accrual loans delinquent more than 90 days...................            7,339            6,303
Loans 90 days or more delinquent and still accruing........................              254              255
                                                                                    ---------        --------
Total non-performing loans.................................................            7,593            6,558
Total foreclosed real estate, net of related allowance for losses..........              507              177
                                                                                       -----            -----
Total non-performing assets................................................          $ 8,100          $ 6,735
                                                                                       =====            =====


Non-performing loans to total loans........................................            0.75%            0.67%
Non-performing assets to total assets......................................            0.33%            0.27%
Allowance for loan losses to non-performing loans..........................          119.42%          139.08%
Allowance for loan losses to total loans...................................            0.90%            0.93%

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

At September 30, 1999, $952.2 million, or 40.6%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $824.8 million, of which $420.7 million, or 51.0%, were adjustable-rate loans and $404.1 million, or 49.0%, were fixed-rate loans. The Bank's commercial loan portfolio totalled $50.5 million, of which $37.7 million, or

74.6%, were adjustable-rate loans and $12.9 million, or 25.4%, were fixed-rate loans. In addition, at September 30, 1999, the Bank's consumer loan portfolio totalled $132.2 million, of which $104.9 million, or 79.3%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $27.4 million, or 20.7%, were fixed-rate home-equity and other consumer loans.

At September 30, 1999, the mortgage-backed securities portfolio totalled $1.1 billion, of which $388.9 million, or 33.8%, of the mortgage-backed portfolio were adjustable-rate securities and $760.9 million, or 66.2%, were fixed-rate securities. The mortgage-backed securities portfolio classified as available-for- sale totalled $889.0 million of which $316.5 million, or 27.5%, of the total mortgage-backed portfolio were adjustable rate securities and $572.5 million, or 49.8%, were fixed-rate securities. The mortgage-backed securities portfolio classified as held-to-maturity totalled $260.8 million of which $72.4 million, or 6.3%, of the total mortgage-backed portfolio were adjustable rate securities and $188.4 million, or 16.4%, were fixed-rate securities.

During the three months ended September 30, 1999, the Bank purchased approximately $5.1 million of agency and private label collateralized mortgage obligations, $22.2 million of 1 year adjustable rate mortgage-backed securities and $7.2 million of 5 year adjustable rate securities. During the three months ended September 30, 1999 the Bank did not sell any mortgage-backed securities. The Bank has repositioned its securities portfolio by purchasing agency and private label collateralized mortgage obligations in order to increase the incremental yield of the portfolio as well as shorten the duration of the securities portfolio. The Bank has recently begun to purchase adjustable rate mortgage-backed securities in order to adjust to interest rate changes. Management believes that these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment, and interest rate options available. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements and FHLB-NY advances, and from sales and principal repayments of mortgaged-backed securities.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998.

General. Net income was $5.4 million for the quarter ended September 30, 1999, which represents an annualized return on average assets and average tangible equity of 0.87% and 16.67%, respectively. Net interest income increased to $17.4 million for the quarter ended September 30, 1999, an increase of $246,000, or 1.4%, from $17.2 million for the quarter ended September 30, 1998. The higher net interest income is due to an increase in the net interest spread from 2.62% to 2.70% and the net interest margin from 2.92% to 2.97%, respectively, for the quarters ended September 30, 1998 and 1999. For the quarter ended September 30, 1999, the yield on interest-earning assets was 7.03% and the cost of interest-bearing liabilities was 4.33% as compared to 7.28% and 4.66%, respectively, for the quarter ended September 30, 1998.

Interest Income. Interest income decreased $1.5 million, or 3.6%, from $42.9 million for the three months ended September 30, 1999 to $41.3 million for the three months ended September 30, 1999. The decrease resulted from a decrease in the average yield of interest-earning assets of 26 basis points from 7.28%in the prior year quarter to 7.02% for the quarter ended September 30, 1999. For the three months ended September 30, 1999, interest income from mortgage-backed securities decreased $921,000, or 4.7%, from $19.7 million for the 1998 period to $18.8 million for the 1999 period due to a decrease of $41.2 million, or 3.5%, in the average balance of mortgage-backed securities and a decrease in the average yield on these securities of 28 basis points from 6.58% for the 1998 period to 6.34% for the 1999 period. The decrease in the average balance of mortgage-backed securities is primarily due to the Bank investing cash flows into loans and debt and equity securities. Mortgage-backed securities generally bear interest rates lower than loans.
Accordingly, to the extent the demand for loans which meet the Bank's underwriting standards remains low in the Bank's primary market area and the Bank continues to invest in mortgage-backed securities, yields on interest-earning assets may tend to be lower than if the Bank increased its investment of funds in loans.

Interest Expense. Interest expense for the three months ended September 30, 1999, was $23.9 million, an decrease of $1.8 million, or 7.0%, from $25.7 million for the three months ended September 30, 1998. The decrease in interest expense is related to a 33 basis point decrease in the cost of interest-bearing liabilities, from 4.66% for the 1998 period to 4.33% for the 1999 period. The decrease in the average cost of interest-bearing liabilities resulted primarily from a lower rate environment for new certificates of deposits during the quarter ended September 30, 1999. Interest expense on deposits decreased $2.8 million, or 16.6%, from $16.6 million for the 1998 period to $13.9 million for the 1999 period, primarily as a result of a $85.3 million, or 5.2%, increase in the average balance of deposits and by a 48 basis point decrease in the average cost of such deposits from 4.19% in the 1998 period to 3.71% in the 1999 period. Interest expense on borrowed funds increased $963,000, or 10.7%, from $9.0 million for the 1998 period to $10.0 million for the 1999 period primarily due to a $99.2 million, or 16.2%, increase in the average balance of borrowings from $613.1 million in the 1998 period to $712.3 million for the 1999 period, offset by a 28 basis point decrease in the average cost of such borrowings, from 5.89% in the 1998 period to 5.61% in the 1999 period. The Bank continues to use borrowings to leverage its capital and fund asset growth. Borrowed funds, principally reverse repurchase agreements, FHLB-NY advances and trust preferred capital securities have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital.

Net Interest Income. Net interest income increased to $17.4 million for the quarter ended September 30, 1999, an increase of $246,000, or 1.4%, from $17.2 million for the quarter ended September 30, 1998. The increase in net interest income was attributable to an increase of 8 basis points in the net interest spread increased from 2.62% for the quarter ended September 30, 1998 to 2.70% for the quarter ended September 30, 1999 and a 5 basis point increase in the net interest margin from 2.92% in the 1998 period to 2.97% in the 1999 period. For the quarter ended September 30, 1999, the yield on interest-earning assets was 7.03% and the cost of interest-bearing liabilities was 4.33%, as compared to 7.28% and 4.66%, respectively, for the quarter ended September 30, 1998.

Provision for Loan Losses. For the quarter ended September 30, 1999, the Company's had no loan loss provision as compared to $150,000 in the prior year quarter. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on information available to management at such time relating to trends in the national and local economies, trends in the real estate market and trends in the Company's level of non-performing loans, assets and net charge-offs. The decrease in the provision for loans losses is due to the lower level of non-performing loans and low level of net charge-offs. Non-performing loans decreased $1.5 million, or 16.2%, from $9.1 million at September 30, 1998 to $7.6 million at September 30, 1999. Net charge-offs were $52,000 for the quarter ended September 30, 1999 as compared to $6,000 in the quarter ended September 30, 1998. The Company's allowance for loan losses totalled $9.1 million at September 30, 1999 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 119.42% and 0.90% at September 30, 1999 compared to 139.08% and 0.93% at June 30, 1999, respectively. Management believes that, based on information currently known to management, the provision for possible loan losses and the allowance for possible loan losses are currently reasonable and adequate to cover potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary  based on changes  in  economic  and real  estate  market  conditions,
further  information   obtained  regarding  problem  loans,   identification  of
additional problem loans and other factors, both within and outside of management's control. If general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income increased $567,000, or 30.3%, to $2.4 million in the quarter ended September 30, 1999 from $1.9 million in the prior year quarter. The increase is mainly the result of additional fee income from annuity sales, ATM transactions, money center fees, loan servicing fees and loan prepayment penalties.

Non-Interest Expense. Non-interest expense totalled $10.5 million for the quarter ended September 30, 1999, a $121,000, or 1.2%, increase from $10.4 million recorded in the prior year quarter. The slight increase is mainly the result of higher other operating expenses. For the quarter ended September 30, 1999, ESOP and RRP expenses collectively were $702,000 as compared to $913,000 recorded in the prior year quarter.

Income Tax Expense. Income tax expense was $4.0 million, for the three months ended September 30, 1999 an increase of $231,000, or 6.1%, from $3.8 million for the three months ended September 30, 1998, representing effective income tax rates of 42.8% and 44.3%, respectively. The Bank's effective income tax rate is primarily affected by the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided, associated tax benefits related to a subsidiary of the Bank. and other tax benefits. The lower effective tax rate during the quarter ended September 30, 1999 is due to higher net income offsetting goodwill amortization and the tax benefits associated with the recent purchase of bank owned life insurance.

Liquidity and Capital Resources

The Company's current primary sources of funds are principal and interest payments and sales of investments securities and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. During the quarter ended September 30, 1999, the Bank did not make any dividend payments to the Company. The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking-related business, payments of dividends or repurchase its common stock.

On November 6, 1998, the Company announced the completion of its seventh stock repurchase program and the approval by its Board of Directors for an eighth stock repurchase plan to repurchase up to 500,000 of the Company's outstanding shares. As of September 30, 1999, the Company repurchased 160,423 shares under its eighth repurchase program at an aggregate cost of $4.7 million. For the three months ended September 30, 1999, the Company repurchased 19,000 shares at an aggregate cost of $530,000.

On September 22, 1999, the Board of Directors declared a regular cash dividend of $0.21 per common share for the quarter ending September 30, 1999. The dividend was paid on October 15, 1999 to stockholders of record on October 1, 1999.

On August 30, 1999, the Company and North Fork Bancorporation Inc. jointly announced that they have signed a definitive merger agreement whereby North Fork Bancorporation, Inc. would acquire Reliance Bancorp, Inc. in a stock-for-stock merger valued at approximately $352 million. Each share of Reliance will be converted into a fixed exchange ratio of 2 shares of North Fork common stock.

The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity is currently 4.0%. The Bank's liquidity ratio averaged 8.53% for the three months ended September 30, 1999.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1999, assets qualifying for liquidity, including cash, US government obligations and other eligible securities, totalled $305.9 million.

The Bank's primary sources of funds are principal and interest payments on loans, mortgage-backed securities and debt and equity securities, deposits, advances from the FHLB-NY, borrowings under reverse repurchase agreements and sales of loans. While maturities and scheduled amortization of loans, mortgage-backed securities and debt and equity securities are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During the three months ended September 30, 1999, principal payments on loans and mortgage-backed securities totalled $67.9 million and $71.5 million, respectively, as compared to $77.1 million and $110.9 million, respectively, in the prior year period. At September 30, 1999, advances from the FHLB-NY and borrowings under reverse repurchase agreements and capital trust securities totalled $712.0 million, an increase of $9.6 million, from $702.4 million at June 30, 1999. Deposits increased $5.7 million, or 0.37%, during the three months ended September 30, 1999 as a result of growth in certificate of deposit products.

The primary investment activity of the Bank is the origination of mortgage, commercial and consumer loans, and the purchase of mortgage loans and mortgage-backed securities. During the three months ended September 30, 1999, the Bank originated and purchased mortgage, commercial and consumer loans in the amount of $50.8 million, $25.2 million and $18.3 million, respectively. During the three months ended September 30, 1999, the Bank purchased $34.5 million of mortgage-backed securities of which $12.4 million were classified as available-for-sale and $22.2 million were classified as held-to-maturity.

At September 30, 1999, the Bank had outstanding loan commitments of $17.4 million, open home equity lines of credit of $58.5 million and $16.5 million of open commercial lines of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1999 totalled $718.6 million. Management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 1999, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 7.0%,7.0% and 17.21%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

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

The Company has adopted a "Year 2000 Policy". The Company completed testing of computer software programs and hardware to determine Year 2000 compliance. Further, the Company has purchased Year 2000 compliant software from EDS for use with the mainframe computer. The Company believes that with existing modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 problem will be mitigated without causing a material adverse impact on the operations of the Company. The Company has completed testing and implementation of changes.

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

Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company does not believe that such costs will have a material effect on results of operations. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings as incurred. Such costs have not been material to date, however, the Company expects to incur approximately $200,000 in Year 2000 related expenses.

Presently, the Company has a formal contingency plan in the event that its computer software and hardware vendors are not Year 2000 compliant. Based upon discussions with the Company's computer software and hardware vendors, including its data processing vendors, such vendors have indicated that they have completed testing and will be Year 2000 compliant.

Recent Legislation

The Congress has completed work and the President is expected to sign legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1999 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1999. There have been no material changes in the Company's market risk at September 30, 1999 as compared to June 30, 1999. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At September 30, 1999, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities and wholesale funds from June 30, 1999 to September 30, 1999.

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

At September 30, 1999, the Company's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) was a negative gap of $147.1million, or (5.93%) of total assets at September 30, 1999 as compared to a negative gap of $100.1 million, or (4.08)% of total assets at June 30, 1999. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1999. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at September 30, 1999, compared to June 30, 1999, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

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

                  (b)  Form 8-K
                       1) The Company filed Form 8-K on August 31, 1999, which included a copy of the Company's press release dated August 30, 1999, announcing a signed definitive agreement whereby North Fork Bancorporation Inc. would acquire Reliance Bancorp, Inc. in a stock-for-stock merger.

                       2) The Company filed Form 8-K on October 21, 1999, which included a copy of the Company's
                                press   release   dated  October  21,  1999,
                                reporting its first quarter fiscal year 2000
                                results.
------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, Registration No. 33-72476.
(2) Submitted only with filing in electronic format.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Reliance Bancorp, Inc.
                             ----------------------
                                  (Registrant)






/s/ Raymond A. Nielsen     11/12/99           /s/ Paul D. Hagan        11/12/99
----------------------     --------           -----------------        --------
Raymond A. Nielsen                            Paul D. Hagan
Chief Executive Officer                       Chief Financial Officer