Form 10-Q
period 1999-12-31
RELIANCE BANCORP INC
filed 2000-02-11
CIK 915765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")


                For the quarterly period ended December 31, 1999


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
                                                       --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of January 31, 2000, there were 8,924,476 shares of common stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements - Unaudited

                  Consolidated Statements of Condition at December 31, 1999 and June 30, 1999 (Unaudited)

                  Consolidated Statements of Income for the Six Months Ended December 31, 1999 and 1998 (Unaudited)

                  Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1999 and 1998 (Unaudited)

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

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                  Exhibits




                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                              Consolidated Statements of Condition
                                                           (Unaudited)
                                     (Dollars in thousands, except share and per share data)

                                                                                       December 31,       June 30,
                                                                                          1999              1999
                                                                                          ----              ----
Assets
Cash and due from banks...........................................................       $  40,904        $ 33,255
Money market investments..........................................................          31,499             --
Debt and equity securities available-for-sale.....................................         125,707         122,168
Debt and equity securities held-to-maturity (with estimated
   market values of $49,578 and $28,840, respectively)............................          49,980          28,835
Mortgage-backed securities available-for-sale.....................................         839,335         935,038
Mortgage-backed securities held-to-maturity (with estimated
   market values of $250,138 and $252,233, respectively)..........................         257,685         255,917
Loans receivable:
     Mortgage loans...............................................................         814,948         810,894
     Commercial loans.............................................................          50,727          44,949
     Consumer and other loans.....................................................         133,334         127,350
       Less allowance for loan losses.............................................          (9,045)         (9,120)
                                                                                          ---------       ---------
             Loans receivable, net................................................         989,964         974,073
Accrued interest receivable, net..................................................          13,032          13,095
Office properties and equipment, net..............................................          17,417          16,368
Prepaid expenses and other assets.................................................          59,113          16,960
Mortgage servicing rights.........................................................           1,290           1,514
Excess of cost over fair value of net assets acquired.............................          52,092          54,373
Real estate owned, net............................................................              95             177
                                                                                         ----------       --------
             Total assets.........................................................      $2,478,113     $ 2,451,773
                                                                                         =========       =========

Liabilities and Stockholders' Equity
Deposits..........................................................................      $1,540,470     $ 1,549,419
Borrowed Funds....................................................................         735,978         702,434
Advance payments by borrowers for taxes and insurance.............................           6,963           6,399
Accrued expenses and other liabilities............................................          18,326          21,854
                                                                                           --------       --------
             Total liabilities....................................................       2,301,737       2,280,106
                                                                                         ---------       ---------

Commitments Stockholders' Equity
Preferred Stock, $.01 par value, 4,000,000 shares
  authorized; none issued.........................................................              --              --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 10,750,820 shares issued; 8,882,411 and 8,586,210
    outstanding, respectively.....................................................             108             108
Additional paid-in capital........................................................         119,494         121,037
Retained earnings, substantially restricted.......................................         123,195         115,976
Accumulated other comprehensive income:
   Net unrealized depreciation on securities
    available-for-sale, net of taxes..............................................         (18,741)        (10,546)
Less:
Unallocated common stock held by ESOP.............................................          (3,312)         (3,726)
Unearned common stock held by RRP.................................................             --              (66)
Common stock held by SERP (at cost)...............................................            (550)           (550)
Treasury stock, at cost (1,868,409 and 2,164,610 shares, respectively)............         (43,818)        (50,566)
                                                                                           --------        --------
     Total stockholders' equity...................................................          176,376        171,667
                                                                                            -------        -------
            Total liabilities and stockholders' equity............................      $ 2,478,113    $ 2,451,773
                                                                                         ==========      =========






                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                                Consolidated Statements of Income
                                                           (Unaudited)
                                              (In thousands, except per share data)

                                                                   Three Months Ended          Six Months Ended
                                                                      December 31,                December 31,
                                                                      ------------                ------------
                                                                    1999         1998           1999        1998
                                                                    ----         ----           ----        ----
Interest income:
   First mortgage loans.........................................  $ 15,696     $ 15,880      $ 31,510     $ 31,598
   Commercial loans.............................................     1,239        1,298         2,362        2,690
   Consumer and other loans.....................................     2,744        2,746         5,388        5,671
   Mortgage-backed securities...................................    18,376       19,840        37,179       39,564
   Money market investments.....................................       236           58           271          221
   Debt and equity securities...................................     3,150        2,552         6,053        5,498
                                                                     -----       ------         -----       ------
      Total interest income.....................................    41,441       42,374        82,763       85,242
                                                                    ------       ------        ------       ------

Interest expense:
   Deposits.....................................................    13,838       15,987        27,718       32,622
   Borrowed funds...............................................    10,295        8,787        20,288       17,817
                                                                    ------       ------        ------       ------
      Total interest expense....................................    24,133       24,774        48,006       50,439
                                                                    ------       ------        ------       ------
      Net interest income before provision for loan losses......    17,308       17,600        34,757       34,803
   Provision for loan losses....................................        --          350            --          500
                                                                    ------      -------        ------       ------
      Net interest income after provision for loan losses.......    17,308       17,250        34,757       34,303
                                                                    ------       ------        ------       ------

Non-interest income:
   Loan fees and service charges................................       348          265           791          425
   Other operating income.......................................     1,341        1,061         2,613        2,074
   Income from Money Centers....................................       759          670         1,482        1,302
   Net (loss) gain on securities................................        --          (59)           --            7
                                                                     -----       -------        -----        -----
      Total non-interest income.................................     2,448        1,937         4,886        3,808
                                                                     -----        -----         -----        -----

Non-interest expense:
   Compensation and benefits....................................     5,330        5,011        10,597       10,297
   Occupancy and equipment......................................     1,703        1,643         3,400        3,418
   Federal deposit insurance premiums...........................       230          225           460          453
   Advertising..................................................       101          225           318          493
   Other operating expenses.....................................     1,869        1,686         3,737        3,256
                                                                     -----        -----         -----       ------
      Total general and administrative expenses.................     9,233        8,790        18,512       17,917
   Real estate operations, net..................................        13          (14)           68           73
   Amortization of excess of cost over fair value
          of net assets acquired................................     1,141        1,141         2,282        2,281
                                                                     -----        -----         -----       ------
   Total non-interest expense...................................    10,387        9,917        20,862       20,271
                                                                    ------        -----        ------       ------

Income before income taxes......................................      9,369       9,270        18,781       17,840
Income tax expense .............................................      4,016       4,051         8,046        7,850
                                                                     ------       -----         -----       ------

Net income......................................................     $5,353     $ 5,219       $10,735      $ 9,990
                                                                      =====       =====        ======       ======

Net income per common share:
                 Basic..........................................      $0.65      $ 0.63         $1.30       $ 1.16
                                                                       ====        ====          ====         ====
                 Diluted........................................      $0.62      $ 0.60         $1.25       $ 1.10
                                                                       ====        ====          ====         ====










                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                      (Dollars in thousands)
                                                                                                 Six months ended
                                                                                                   December 31,
                                                                                                   ------------
Cash flows from operating activities:                                                          1999               1998
                                                                                             -------            ------
 Net income.............................................................................    $ 10,735           $ 9,990
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
 Provision for loan losses..............................................................          --               500
 Provision for losses on real estate owned..............................................          29                35
 Amortization of (discounts) premiums, net..............................................         (25)            1,430
 Amortization relating to allocation and earned portion of stock plans..................       1,517             1,669
 Amortization of excess of cost over fair value of net assets acquired..................       2,282             2,281
 Amortization of mortgage servicing rights..............................................         224               414
 Depreciation and amortization..........................................................         775               911
 Net gain on securities.................................................................          --                (7)
 Net gain on loans sold.................................................................          (8)              (62)
 Proceeds from loans sold...............................................................       5,955            14,216
 Net loss (gain) on sale of real estate owned...........................................           6               (64)
 Increase in accrued interest receivable, net...........................................          63               935
 (Increase) decrease in prepaid expenses and other assets...............................     (35,158)            4,962
 (Decrease) Increase in accrued expenses and other liabilities..........................      (3,303)           23,482
                                                                                              -------          -------
     Net cash (used in) provided by operating activities................................     (16,908)           60,692
                                                                                             --------           ------

Cash flows from investing activities:
 (Originated and purchased loans) net of principal repayments...........................     (22,154)           (7,175)
 Purchases of mortgage-backed securities available-for-sale.............................     (17,225)         (331,826)
 Proceeds from sales of mortgage-backed securities available-for-sale...................          --           115,705
 Purchases of mortgage-backed securities held-to-maturity...............................     (32,350)          (85,189)
 Principal repayments from mortgage-backed securities...................................     130,340           249,783
 Purchases of debt securities available-for-sale........................................      (4,995)           (2,000)
 Purchases of debt securities held-to-maturity..........................................     (21,145)           (1,000)
 Proceeds from calls and maturities of debt securities..................................          --            18,545
 Proceeds from sales of debt securities available-for-sale..............................          --            14,157
 Purchases of office properties and equipment...........................................      (1,855)             (905)
 Proceeds from sales of real estate owned...............................................         461               442
                                                                                              ------            ------
     Net cash provided by (used in) investing activities................................      31,077           (29,463)
                                                                                              ------           -------

Cash flows from financing activities:
 (Decrease) Increase in deposits........................................................      (8,751)           18,947
 Increase (Decrease) in advance payments by borrowers for taxes and insurance...........         564           (2,553)
 Proceeds from FHLB advances............................................................     498,335           424,381
 Repayment of FHLB advances...........................................................      (422,956)         (245,388)
 Proceeds from reverse repurchase agreements............................................     433,880           285,218
 Repayment of reverse repurchase agreements.............................................    (490,815)         (496,101)
 Proceeds from other borrowings.........................................................      15,100                --
 Purchases of treasury stock............................................................        (828)          (23,809)
 Net proceeds from issuance of common stock upon exercise of stock options..............       3,953               460
 Dividends paid.........................................................................      (3,503)           (3,168)
                                                                                              -------           -------
    Net cash provided by (used in)  financing activities................................      24,979           (42,013)
                                                                                              ------           --------

 Net increase (decrease) in cash and cash equivalents...................................      39,148           (10,784)
 Cash and cash equivalents at beginning of period.......................................      33,255            47,096
                                                                                              ------           -------
 Cash and cash equivalents at end of period.............................................    $ 72,403          $ 36,312
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





                                              RELIANCE BANCORP, INC. and SUBSIDIARY
                                        Consolidated Statements of Cash Flows, Continued
                                                           (Unaudited)
                                                     (Dollars in thousands)

                                                                                                   Six months ended
                                                                                                      December 31,
                                                                                                      ------------
                                                                                                1999              1998
                                                                                                ----              ----

Supplemental disclosures of cash flow information

Cash paid during the six months ended for:

 Interest...............................................................................     $ 45,912          $ 50,166
                                                                                               ======            ======

 Income taxes...........................................................................     $ 13,050          $     --
                                                                                               ======               ===

Non-cash investing activities:
 Transfers from loans to real estate owned..............................................     $    415           $   337
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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Company's 1999 Annual Report on Form 10-K.

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

         On February 10, 2000, the stockholders of Reliance Bancorp, Inc approved the Amended Agreement and Plan of Merger. The Company had previously received all regulatory agency approvals, therefore, the consummation of the merger will occur before the end of February 2000.

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


         Comprehensive  income for the three and six months  ended  December 31, 1999 and 1998 is as follows:

                                                         Three Months Ended                  Six  Months Ended
                                                            December 31,                        December 31,
                                                         -------------------                 ------------------
                                                           1999       1998                1999           1998
                                                           ----       ----                ----           ----
                                                             (Unaudited)                      (Unaudited)
Net Income .......................................      $ 5,353      $ 5,219            $ 10,735         $ 9,990

Other comprehensive income, net of taxes:
         Change in net unrealized depreciation
         on securities available-for-sale
         net of reclassification adjustment.......       (4,087)      (5,160)             (8,195)        (3,956)
                                                         -------      -------            --------       --------

Comprehensive income..............................    $  1 ,266     $      59            $ 2,540         $ 6,034
                                                        ========      =======              =====           =====


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

Financial Condition

As of December 31, 1999, total assets were $2.5 billion, deposits were $1.5 billion and total stockholders' equity was $176.4 million. At December 31, 1999, the Company had 8,882,411 common shares outstanding with a tangible book value per common share of $13.99.

Mortgage-backed securities available-for-sale decreased $95.7 million, or 10.2%, from $935.0 million at June 30, 1999 to $839.3 at December 31, 1999 as the company invested principal amortization into loans, debt and equity securities and money market investments. Loans receivable, net increased $15.9 million, or 1.6%, from $974.1 million at June 30, 1999 to $990.0 million at December 31, 1999 primarily as a result of originations of multi-family loans, commercial and home-equity loans. Debt and equity securities held-to-maturity increased $21.1 million, or 73.3%, from $28.8 million at June 30, 1999 to $50.0 million at December 31, 1999 as the bank invested cash flows into shorter-term securities.

Deposits decreased $8.9 million, or 0.58%, during the six months ended December 31, 1999 as a result of run off of higher rate certificate of deposit products. Borrowings increased $33.5 million, or 4.8%, from $702.4 million at June 30, 1999 to $736.0 million at December 31, 1999 as a result of additional FHLB advances in order to meet Year 2000 liquidity needs.

Non-performing assets

Non-performing loans totaled $7.2 million, or 0.72% of total loans at December 31, 1999 as compared to $6.6 million, or 0.67% of total loans, at June 30, 1999. Non-performing loans at December 31, 1999 were comprised of $3.2 million of loans secured by one- to four-family residences, $2.9 million of commercial real estate loans, $811,000 of commercial loans and $329,000 of guaranteed student loans.

For the quarter ended December 31, 1999, the Company had no provision for loan losses. The Company's allowance for loan losses totalled $9.0 million at December 31, 1999 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 125.39% and 0.91% at December 31, 1999 compared to 139.08% and 0.93% at June 30, 1999, respectively. Management believes the allowance for loan losses at December 31, 1999 is adequate and sufficient reserves are presently maintained to cover losses on non-performing loans. Net charge-offs were $24,000 and $75,000, respectively, for the quarter and six months ended December 31, 1999.

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




                                                                                     December 31,     June 30,
                                                                                        1999            1999
                                                                                        ----            ----
                                                                                      (Dollars in thousands)
Non-accrual mortgage loans delinquent more than 90 days....................          $5,701           $ 5,561
Non-accrual commercial loans delinquent more than 90 days..................             811               433
Non-accrual other loans delinquent more than 90 days.......................             372               309
                                                                                      -----             -----
    Total non-accrual loans delinquent more than 90 days...................           6,884             6,303
Loans 90 days or more delinquent and still accruing........................             329               255
                                                                                     ------             -----
Total non-performing loans.................................................           7,213             6,558
Total foreclosed real estate, net of related allowance for losses..........              95               177
                                                                                     ------             -----
Total non-performing assets................................................        $  7,308           $ 6,735
                                                                                     =======            =====


Non-performing loans to total loans........................................               0.72%            0.67%
Non-performing assets to total assets......................................               0.29%            0.27%
Allowance for loan losses to non-performing loans..........................             125.39%          139.08%
Allowance for loan losses to total loans...................................               0.91%            0.93%

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

At December 31, 1999, $946.2 million, or 40.7%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $814.9 million, of which $416.6 million, or 51.1%, were adjustable-rate loans and $398.3 million, or 48.9%, were fixed-rate loans. The Bank's commercial loan portfolio totalled $50.7 million, of which $36.3 million, or

71.7%, were adjustable-rate loans and $14.4 million, or 28.3%, were fixed-rate loans. In addition, at December 31, 1999, the Bank's consumer loan portfolio totalled $133.3 million, of which $106.1 million, or 79.6%, were adjustable-rate home-equity lines of credit and guaranteed student loans and $27.2 million, or 20.4%, were fixed-rate home-equity and other consumer loans.

At December 31, 1999, the mortgage-backed securities portfolio totalled $1.1 billion, of which $387.0 million, or 35.3%, of the mortgage-backed portfolio were adjustable-rate securities and $710.0 million, or 64.7%, were fixed-rate securities. The mortgage-backed securities portfolio classified as available-for- sale totalled $839.3 million of which $307.0 million, or 28.0%, of the total mortgage-backed portfolio were adjustable rate securities and $532.3 million, or 48.5%, were fixed-rate securities. The mortgage-backed securities portfolio classified as held-to-maturity totalled $257.7 million of which $80.0 million, or 7.3%, of the total mortgage-backed portfolio were adjustable rate securities and $177.6 million, or 16.2%, were fixed-rate securities.

During the six months ended December 31, 1999, the Bank purchased approximately $5.1 million of agency and private label collateralized mortgage obligations, $37.3 million of 1 year adjustable rate mortgage-backed securities and $7.2 million of 5 year adjustable rate securities. During the six months ended December 31, 1999 the Bank did not sell any mortgage-backed securities. The Bank has repositioned its securities portfolio by purchasing agency and private label collateralized mortgage obligations in order to increase the incremental yield of the portfolio as well as shorten the duration of the securities portfolio. The Bank has recently begun to purchase adjustable rate mortgage-backed securities in order to adjust to interest rate changes. Management believes that these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment, and interest rate options available. The Bank has funded the purchase of these securities through a combination of internal deposit growth and borrowings, primarily reverse repurchase agreements and FHLB-NY advances, and from sales and principal repayments of mortgaged-backed securities.

Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998.

General. Net income was $5.4 million for the quarter ended December 31, 1999, which represents an annualized return on average assets and average tangible equity of 0.87% and 15.83%, respectively. Net interest income decreased to $17.3 million for the quarter ended December 31, 1999, a decrease of $292,000, or 1.7%, from $17.6 million for the quarter ended December 31, 1998. The lower net interest income is due to a decrease in the net interest spread from 2.75% to 2.66% and the net interest margin from 3.02% to 2.95%, respectively, for the quarters ended December 31, 1998 and 1999. For the quarter ended December 31, 1999, the yield on interest-earning assets was 7.07% and the cost of interest-bearing liabilities was 4.41% as compared to 7.26% and 4.51%, respectively, for the quarter ended December 31, 1998.

Interest Income. Interest income decreased $933,000, or 2.2%, from $42.4 million for the three months ended December 31, 1998 to $41.4 million for the three months ended December 31, 1999. The decrease resulted from a decrease in the average yield of interest-earning assets of 19 basis points from 7.26%in the prior year quarter to 7.07% for the quarter ended December 31, 1999. For the three months ended December 31, 1999, interest income from mortgage-backed securities decreased $1.5 million, or 7.4%, from $19.8 million for the 1998 period to $18.4 million for the 1999 period due to a decrease of $85.7 million, or 7.0%, in the average balance of mortgage-backed securities and a decrease in the average yield on these securities of 19 basis points from 6.57% for the 1998 period to 6.38% for the 1999 period. The decrease in the average balance of mortgage-backed securities is primarily due to the Bank investing cash flows into loans, debt and equity securities and money market investments.

Interest Expense. Interest expense for the three months ended December 31, 1999, was $24.1 million, a decrease of $641,000, or 2.6%, from $24.8 million for the three months ended December 31, 1998. The decrease in interest expense is primarily related to a 10 basis point decrease in the cost of interest-bearing liabilities, from 4.51% for the 1998 period to 4.41% for the 1999 period. The decrease in the average cost of interest-bearing liabilities resulted primarily from the run off of higher rate certificates of deposits products during the quarter ended December 31, 1999 offset by slightly higher borrowings costs. Interest expense on deposits decreased $2.1 million, or 13.4%, from $16.0 million for the 1998 period to $13.8 million for the 1999 period, primarily as a result of a $96.0 million, or 5.8%, decrease in the average balance of deposits and by a 29 basis point decrease in the average cost of such deposits from 4.03% in the 1998 period to 3.74% in the 1999 period. Interest expense on borrowed funds increased $1.5 million, or 15.4%, from $8.8 million for the 1998 period to $10.3 million for the 1999 period primarily due to a $94.0 million, or 17.2%, increase in the average balance of borrowings from $612.0 million in the 1998 period to $706.0 million for the 1999 period and by a 9 basis point increase in the average cost of such borrowings, from 5.74% in the 1998 period to 5.83% in the 1999 period. The Bank continues to use borrowings to leverage its capital and fund asset growth. Borrowed funds, principally reverse repurchase agreements, FHLB-NY advances and trust preferred capital securities have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital.

Net Interest Income. Net interest income was $17.3 million for the quarter ended December 31, 1999, a decrease of $292,000, or 1.7%, from $17.6 million for the quarter ended December 31, 1998. The decrease in net interest income was attributable to a decrease of 9 basis points in the net interest spread from 2.75% for the quarter ended December 31, 1998 to 2.66% for the quarter ended December 31, 1999 and a 7 basis point decrease in the net interest margin from 3.02% in the 1998 period to 2.95% in the 1999 period. For the quarter ended December 31, 1999, the yield on interest-earning assets was 7.07% and the cost of interest-bearing liabilities was 4.41%, as compared to 7.26% and 4.51%, respectively, for the quarter ended December 31, 1998.

Provision for Loan Losses. For the quarter ended December 31, 1999, the Company had no loan loss provision as compared to $350,000 in the prior year quarter. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on information available to management at such time relating to trends in the national and local economies, trends in the real estate market and trends in the Company's level of non-performing loans, assets and net charge-offs. The decrease in the provision for loans losses is due to the lower level of non-performing loans and low level of net charge-offs. Non-performing loans decreased $266,000, or 3.6%, from $7.5 million at December 31, 1998 to $7.2 million at December 31, 1999. Net charge-offs were $24,000 for the quarter ended December 31, 1999 as compared to $209,000 in the quarter ended December 31, 1998. The Company's allowance for loan losses totalled $9.0 million at December 31, 1999 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 125.39% and 0.91% at December 31, 1999 compared to 139.08% and 0.93% at June 30, 1999, respectively. Management believes that, based on information currently known to management, the provision for possible loan losses and the allowance for possible loan losses are currently reasonable and adequate to cover potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. If general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income increased $511,000, or 26.4%, to $2.4 million in the quarter ended December 31, 1999 from $1.9 million in the prior year quarter. The increase is mainly the result of additional money center fees, loan servicing fees, loan prepayment penalties and bank owned life insurance income.

Non-Interest Expense. Non-interest expense totalled $9.2 million for the quarter ended December 31, 1999, an increase of $443,000, or 5.0%, from $8.8 million recorded in the prior year quarter. The increase is mainly the result of higher compensation expense and other operating expenses. The increase in compensation expense is due to normal salary adjustments and higher benefits expenses. For the quarter ended December 31, 1999, ESOP and RRP expenses collectively were $815,000 as compared to $756,000 recorded in the prior year quarter.

Income Tax Expense. Income tax expense was $4.0 million, for the three months ended December 31, 1999 and 1998 representing effective income tax rates of 42.9% and 43.7%, respectively. The Bank's effective income tax rate is primarily affected by the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided, associated tax benefits related to a subsidiary of the Bank, and other tax benefits. The lower effective tax rate during the quarter ended December 31, 1999 is due to higher net income offsetting goodwill amortization and the tax benefits associated with the recent purchase of bank owned life insurance.

Comparison of Operating Results for the Six Months Ended December 31, 1999 and 1998.

General. Net income was $10.7 million for the six months ended December 31, 1999, which represents an annualized return on average assets and average tangible equity of 0.87% and 16.24%, respectively.

Interest Income. Interest income decreased $2.5 million, or 2.9%, from $85.2 million for the six months ended December 31, 1998 to $82.7 million for the six months ended December 31, 1999. The decrease primarily resulted from a decrease in the average yield of interest-earning assets of 22 basis points from 7.27% in the prior year six month period to 7.05% for the six months ended December 31, 1999. For the six months ended December 31, 1999, interest income from mortgage-backed securities decreased $2.4 million, or 6.0%, from $39.6 million for the 1998 period to $37.2 million for the 1999 period due to a decrease of $63.7 million, or 5.3%, in the average balance of mortgage-backed securities and a decrease in the average yield on these securities of 22 basis points from 6.58% for the 1998 period to 6.36% for the 1999 period. The decrease in the average balance of mortgage-backed securities is primarily due to the Bank investing cash flows into loans, debt and equity securities and money market investments.

Interest Expense. Interest expense for the six months ended December 31, 1999, was $48.0 million, a decrease of $2.4 million, or 4.8%, from $50.4 million for the six months ended December 31, 1998. The decrease in interest expense is related to a 21 basis point decrease in the cost of interest-bearing liabilities, from 4.58% for the 1998 period to 4.37% for the 1999 period. The decrease in the average cost of interest-bearing liabilities resulted primarily from the run off of higher rate certificates of deposits and lower borrowing costs during the six months ended December 31, 1999. Interest expense on deposits decreased $4.9 million, or 15.0%, from $32.6 million for the 1998 period to $27.7 million for the 1999 period, primarily as a result of a $90.6 million, or 5.5%, decrease in the average balance of deposits and by a 38 basis point decrease in the average cost of such deposits from 4.11% in the 1998 period to 3.73% in the 1999 period. Interest expense on borrowed funds increased $2.5 million, or 13.9%, from $17.8 million for the 1998 period to $20.3 million for the 1999 period primarily due to a $96.6 million, or 15.8%, increase in the average balance of borrowings from $612.6 million in the 1998 period to $709.2 million for the 1999 period, offset by a 10 basis point decrease in the average cost of such borrowings, from 5.82% in the 1998 period to 5.72% in the 1999 period. The Bank continues to use borrowings to leverage its capital and fund asset growth. Borrowed funds, principally reverse repurchase agreements, FHLB-NY advances and trust preferred capital securities have been reinvested by the Bank in mortgage-backed securities and loans leveraging the Bank's capital.

Net Interest Income. Net interest income was $34.8 million for the six months ended December 31, 1999 and 1998. The net interest spread was 2.68% and 2.69%, respectively, and the net interest margin was 2.96% and 2.97%, respectively, for the six months ended December 31, 1999 and 1998. For the six months ended December 31, 1999, the yield on interest-earning assets was 7.05% and the cost of interest-bearing liabilities was 4.37%, as compared to 7.27% and 4.58%, respectively, for the six months ended December 31, 1998.

Provision for Loan Losses. For the six months ended December 31, 1999, the Company's had no loan loss provision as compared to $500,000 in the prior year six month period. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on information available to management at such time relating to trends in the national and local economies, trends in the real estate market and trends in the Company's level of non-performing loans, assets and net charge-offs. The decrease in the provision for loans losses is due to the lower level of non-performing loans and low level of net charge-offs. Non-performing loans decreased $266,000, or 3.6%, from $7.5 million at December 31, 1998 to $7.2 million at December 31, 1999. Net charge-offs were $75,000 for the six months ended December 31, 1999 as compared to $216,000 in the six months ended December 31, 1998. The Company's allowance for loan losses totalled $9.0 million at December 31, 1999 which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 125.39% and 0.91% at December 31, 1999 compared to 139.08% and 0.93% at June 30,
1999, respectively. Management believes that, based on information currently known to management, the provision for possible loan losses and the allowance for possible loan losses are currently reasonable and adequate to cover potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary  based on changes  in  economic  and real  estate  market  conditions,
further  information   obtained  regarding  problem  loans,   identification  of
additional problem loans and other factors, both within and outside of management's control. If general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase resulting in larger provisions for loan losses which, in turn, would adversely affect net income.

Non-Interest Income. Non-interest income increased $1.1 million, or 28.3%, from $3.8 million for the six months ended December 31, 1998 to $4.9 million for the six months ended December 31, 1999. The increase is mainly the result of additional fee income from annuity sales, ATM transactions, money center fees, loan servicing fees, loan prepayment penalties and bank owned life insurance income.

Non-Interest Expense. Non-interest expense totalled $18.5 million for the six months ended December 31, 1999, an increase of $595,000, or 3.3%, from $17.9 million recorded in the prior year six month period. The increase is mainly the result of higher compensation and other operating expenses. The increase in compensation expense is due to normal salary adjustments and higher benefits expenses.

Income Tax Expense. Income tax expense was $8.0 million, for the six months ended December 31, 1999 an increase of $196,000, or 2.5%, from $7.8 million for the six months ended December 31, 1998, representing effective income tax rates of 42.8% and 44.0%, respectively. The Bank's effective income tax rate is primarily affected by the amortization of excess of cost over fair value of net assets acquired for which no tax benefit is provided, associated tax benefits related to a subsidiary of the Bank, and other tax benefits. The lower effective tax rate during the six months ended December 31, 1999 is due to higher net income offsetting goodwill amortization and the tax benefits associated with the recent purchase of bank owned life insurance.

Liquidity and Capital Resources

The Company's current primary sources of funds are principal and interest payments and sales of investments securities and dividends from the Bank. Dividend payments to the Company from the Bank are subject to the profitability of the Bank and by applicable laws and regulations. During the six months ended December 31, 1999, the Bank made a $7.0 million dividend payment to the Company. The Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking-related business, payments of dividends or repurchase its common stock.

On November 6, 1998, the Company announced the completion of its seventh stock repurchase program and the approval by its Board of Directors for an eighth stock repurchase plan to repurchase up to 500,000 of the Company's outstanding shares. As of December 31, 1999, the Company repurchased 173,652 shares under its eighth repurchase program at an aggregate cost of $4.9 million. For the six months ended December 31, 1999, the Company repurchased 27,445 shares at an aggregate cost of $828,000.

On December 15, 1999, the Board of Directors declared a regular cash dividend of $0.21 per common share for the quarter ending December 31, 1999. The dividend was paid on January 14, 2000 to stockholders of record on January 3, 2000.

On August 30, 1999, the Company and North Fork Bancorporation Inc. jointly announced that they have signed a definitive merger agreement whereby North Fork Bancorporation, Inc. would acquire Reliance Bancorp, Inc. in a stock-for-stock merger valued at approximately $352 million. Each share of Reliance will be converted into a fixed exchange ratio of 2 shares of North Fork common stock.

The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity is currently 4.0%. The Bank's liquidity ratio averaged 8.5% for the six months ended December 31, 1999.

The Bank's most liquid assets are cash and short-term investments. The levels of the Bank's liquid assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1999, assets qualifying for liquidity, including cash, US government obligations and other eligible securities, totalled $212.1 million.

The Bank's primary sources of funds are principal and interest payments on loans, mortgage-backed securities and debt and equity securities, deposits, advances from the FHLB-NY, borrowings under reverse repurchase agreements and sales of loans. While maturities and scheduled amortization of loans, mortgage-backed securities and debt and equity securities are predictable sources of funds, deposit flows and mortgage prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During the six months ended December 31, 1999, principal payments on loans and mortgage-backed securities totalled $126.4 million and $130.3 million, respectively, as compared to $168.5 million and $249.8 million, respectively, in the prior year period. At December 31, 1999, advances from the FHLB-NY and borrowings under reverse repurchase agreements and capital trust securities totalled $736.0 million, an increase of $33.5 million, from $702.4 million at June 30, 1999.

The primary investment activity of the Bank is the origination of mortgage, commercial and consumer loans, and the purchase of mortgage loans and mortgage-backed securities. During the six months ended December 31, 1999, the Bank originated and purchased mortgage, commercial and consumer loans in the amount of $69.8 million, $46.2 million and $31.3 million, respectively. During the six months ended December 31, 1999, the Bank purchased $49.6 million of mortgage-backed securities of which $17.2 million were classified as available-for-sale and $32.4 million were classified as held-to-maturity.

At December 31, 1999, the Bank had outstanding loan commitments of $7.0 million, open home equity lines of credit of $59.0 million and $17.9 million of open commercial lines of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999 totalled $712.9 million. Management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 1999, the Bank exceeded each of the OTS capital requirements. The Bank's tangible, core, and risked-based ratios were 7.07%,7.07% and 17.40%, respectively. The Bank qualifies as "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991.

Recent Legislation

The Gramm-Leach-Bliley Act of 1999 modernizes the regulation of the financial services industry and expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, a company that is engaged in activities other than those permitted for financial holding companies and multiple savings and loan could not acquire the Company.

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1999 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1999. There have been no material changes in the Company's market risk at December 31, 1999 as compared to June 30, 1999. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At December 31, 1999, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets, Deposit Liabilities and Wholesale Funds. There has been no material change in the composition of assets, deposit liabilities and wholesale funds from June 30, 1999 to December 31, 1999.

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

At December 31, 1999, the Company's estimated one year interest sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within such period expressed as a percentage of total assets) was a negative gap of $250.9 million, or (10.9%) of total assets at December 31, 1999 as compared to a negative gap of $100.1 million, or (4.08)% of total assets at June 30, 1999. The prepayment rates for mortgage loans, mortgage-backed securities and consumer loans are based upon the Bank's historical performance.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1999. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at December 31, 1999, compared to June 30, 1999, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

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

  (b)      Form 8-K

           1) The Company filed Form 8-K on October 21, 1999, which included a copy of the Company's press release dated October 21, 1999, reporting its first quarter fiscal year 2000 results.

           2)       The  Company  filed Form 8-K on January  28,
                    2000, which included a copy of the Company's
                    press   release   dated  January  20,  2000,
                    reporting  its second  quarter  fiscal  year
                    2000 results.
------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, Registration No. 33-72476.
(2)      Submitted only with filing in electronic format.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Reliance Bancorp, Inc.
                             ----------------------
                                  (Registrant)






/s/ Raymond A. Nielsen       2/10/00       /s/ Paul D. Hagan            2/10/00
----------------------       -------       -----------------            -------
Raymond A. Nielsen                         Paul D. Hagan
Chief Executive Officer                    Chief Financial Officer